Form 10-Q
period 2017-04-30
Shemn Corp.
filed 2017-06-08
CIK 1697884

.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-216465

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3100 (Primary Standard Industrial Classification Code Number)	37-1836726 (I.R.S. Employer Identification Number)

Baiyun District, Fuli Taiyuan A9, 904, Guangzhou, China, 510165

Phone: 323-985-4212

E-mail: inf@shemncorp.com

 (Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,000,000 common shares issued and outstanding as of April 30, 2017.

SHEMN CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2017 (Unaudited) and January 31, 2017 Interim Unaudited Statement of Operations for the three months ended April 30, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended April 30, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Shemn Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Shemn Corp.

BALANCE SHEET

April 30, 2017

(UNAUDITED)

ASSETS	April 30, 2017	January 31, 2017
Current Assets
Cash and cash equivalents	$2,541	555
Prepaid expenses	470	4,000
Inventory	9,731	-
Total Current Assets	$12,742	4,555

Fixed Assets
Equipment, net	$2,212	-
Total Fixed Assets	$2,212	-

Total Assets	$14,954	4,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	8,100	1,600
Customer Deposits	5,000	-
Total Current Liabilities	$13,100	1,600

Total Liabilities	$13,100	1,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	-	-
Accumulated income (deficit)	(1,146)	(45)
Total Stockholder’s Equity	$1,854	2,955

Total Liabilities and Stockholder’s Equity	$14,954	4,555

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF OPERATIONS

Three months ended April 30, 2017

(UNAUDITED)

Three months ended April 30, 2017

REVENUES	$6,120
Cost of Goods Sold	968
Gross Profit	5,152

OPERATING EXPENSES
General and Administrative Expenses	6,252
TOTAL OPERATING EXPENSES	(6,252)

NET INCOME (LOSS) FROM OPERATIONS	(1,100)

PROVISION FOR INCOME TAXES	-

NET INCOME (LOSS)	$(1,100)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CASH FLOWS

Three months ended April 30, 2017

(UNAUDITED)

Three months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,100)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid expenses	3,530
Increase in Inventory	(9,732)
Depreciation	37
Increase in Customer deposits	5,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(2,249)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(2,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	6,500
Proceeds from sale of common stock	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,500

NET INCREASE IN CASH	1,986

Cash, beginning of period	555

Cash, end of period	$2,541

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2017

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $6,120 revenues as of April 30, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is January 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,541 of cash equivalents as of April 30, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $470 in prepaid rent as of April 30, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $9,731 in raw materials inventory as of April 30, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of necessary equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of April 30, 2017.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2017

(UNAUDITED)

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of April 30, 2017 the Company has generated $6,120 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2017

(UNAUDITED)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2017

(UNAUDITED)

The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of April 30, 2017 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,100 as of April 30, 2017.

Note 5 – RELATED PARTY

As of April 30, 2017 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because company has just begun and has no value beyond par value at this stage.

There were 3,000,000 shares of common stock issued and outstanding as of April 30, 2017.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

As of April 30, 2017 the Company incurred $6,297 in general and administrative expenses, that consists of $240 in bank charges; $410 in website expense; $200 in legal fees; $4,000 in audit fees; $1,410 in rent expense and $37 in depreciation.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2017 the Company had net operating loss carry forwards of approximately $1,146 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2017

(UNAUDITED)

The valuation allowance at April 30, 2017 was approximately $390. The net change in valuation allowance during the three months ended April 30, 2017 was $374. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2017.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2017	January 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(390)	(16)
Valuation allowance	$390	16
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 35% differs from the expected tax benefit for the three months ended April 30, 2017 as follows:

	April 30, 2017	January 31, 2017
Computed “expected” tax expense (benefit)	$(374)	(16)
Change in valuation allowance	$374	16
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2017 through May __, 2017, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

Shemn Corp. was incorporated in Nevada on September 6, 2016. We are a start-up business company. We produce leather fashion design items. Leather items like no other inherent style express a beauty, elegance and status. Leather does not go out of fashion; it is not subject to volatile tendencies. Therefore, buying a bag or purse from leather material you receive quality product and will follow the trends. Presentable leather purse, business card holder or housekeeper in fashion tone will be the final touch for a perfect image of a successful person. In the future we plan to produce products of select "Accessories" including: business card holders, key holders, covers for auto documents, passport covers and, money clips.

Target Market

Our President and Director, Sun Kui, will showcase our items with potential clients and wholesale purchasers. We expect to create and maintain a database of potential corporate customers who might be interested in our items. We will reach out to these customers intermittently and offer them free samples, presentations and rebates.

We plan to deliver our product to accessory shops and arts and craft festivals and trade shows. Shemn Corp. is currently in negotiations with one additional potential customer Amanda Intl Group, which is interested in our product and we are planning to sign sales agreement with them in the very near future.

Marketing and Sales

At this early stage of our operation, our officer and director is expected to handle all marketing and sales efforts. We do not have any specific marketing channels in place at this point to be able to market our services to potential customers. But, in the next twelve months, we hope to attend trade shows, advertise by word of mouth and possible reach out to local businesses to sell our products.

Referrals from current customers that were pleased with our level of product will be our most efficient form of marketing.

To promote our leather products, we will develop our website and fill it with information and images of our products and we will also cooperate with other specialized sites and online stores to market our fashion items. We plan to use local advertising as well, such as billboards and searching for local buyers.

We plan to affix on every product, a business card that will include information about the company, information about the product and contact details. We will develop a discount system for our partners and clients. We can also make individual and unique products designed by our customers. Shemn Corp. is planning to open its own online store in the future.

We have signed agreements with Guangzhou Accessories Ltd, Guanleather Fashion Accessory Co., Ltd. and Guangzhou Leat Garment Co., Limited. Under this agreements our customers has the right to return purchased items from us if there are fund any defects or non-satisfactions of the quality of the products. Shemn Corp. from its side will have to return the money back to the customer in case if such situation occurs.

Equipment and raw materials

We use Lockstitch machine with bottom and variable top movement GOLDEN WHEEL CS-5850N-BT-F + Desk CS-5850-BT.

  Lockstitch machine specifications

Stitch length	5 mm
Lifting height	5.5 / 13 mm
lubrication	Automatic
The maximum sewing speed	4500 v / min
Programming operations	Thread trimming, auto hold, needle positioning, programming of the number of stitches
Presser foot lift	Automatic
Needle type	DBx1 №90 (65-110)
Weight	65 kg

Additional Equipment

Item
Hand Press for installation of accessories
Tandy Leather Table Top Lace Cutter
8 Inch Knife Edge Dressmaker's Shears
Stitching Awl with 1-1/4" Diamond Shape Blade
Sewing Needles Kit with Leather Waxed Thread Cord Drilling Awl and Thimble for Leather Repair
Multi-size Wood Slicker Burnishes
Leather Factory Wool Daubers 5"

Raw Materials

Item
Sheep Leather
Silver Magnetic Purse Snap Clasps
Sewing Needles Kit with Leather Waxed Thread Cord Drilling Awl and Thimble for Leather Repair
Leather Eco-Flo Gum
Leather Dye
Furniture

Competition

We know that there are a number of obstacles to entering the market of leather purses and wallets and the competition is rather high. There are several companies (Guangzhou Paparazzi Leather Co., Ltd, Evergreen leather) that offer comparative items and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. Our main advantage will be individual approach to every client. We will make our product with quality leather fabric without using leatherette. We expect to be able to compete by providing good quality products at reasonable prices.

Employees

One person can operate our production line. We currently have no employees, other than our sole officer and director Sun Kui.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Description of property

The Company has signed rental agreement for a 1-year term as of 27 of January 2017. We believe that considering our business processes, we need a small place for production about 50 square meters. Our monthly fee rate is $470.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2017, our total assets were $14,954. Total assets were comprised of $12,742 in current assets and $2,212 in fixed assets.

As at April 30, 2017, our current liabilities were $13,100 and Stockholders’ equity was $1,854.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2017 net cash flows used in operating activities was not positive $2,265.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2017 we have generated $2,249 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2017 net cash flows used in financing activities was $6,500.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

Our independent registered public accountant has issued a going concern opinion. This means that there is doubting that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on June 8, 2017.

SHEMN CORP.
By:	/s/	Sun Kui
	Name:	Sun Kui
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)