Form 10-Q
period 2017-10-31
Shemn Corp.
filed 2017-11-15
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

SHEMN CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2017 (Unaudited) and January 31, 2017 Interim Unaudited Statement of Operations for the three and nine months ended October 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended October 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

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

Shemn Corp.

BALANCE SHEET

October 31, 2017

(UNAUDITED)

ASSETS	October 31, 2017	January 31, 2017
Current Assets
Cash and cash equivalents	$387	555
Prepaid expenses	-	4,000
Inventory	6,198	-
Total Current Assets	$6,585	4,555

Fixed Assets
Equipment, net	$1,987	-
Total Fixed Assets	$1,987	-

Total Assets	$8,572	4,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	8,100	1,600
Total Current Liabilities	$8,100	1,600

Total Liabilities	$8,100	1,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	-	-
Accumulated income (deficit)	(2,528)	(45)
Total Stockholder’s Equity	$472	2,955

Total Liabilities and Stockholder’s Equity	$8,572	4,555

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF OPERATIONS

Three and nine months ended October 31, 2017

(UNAUDITED)

	Three months ended October 31, 2017	Nine months ended October 31, 2017

REVENUES	$3,460	14,580
Cost of Goods Sold	487	4,501
Gross Profit	2,973	10,079

OPERATING EXPENSES
General and Administrative Expenses	3,187	12,562
TOTAL OPERATING EXPENSES	(3,187)	(12,562)

NET INCOME (LOSS) FROM OPERATIONS	(214)	(2,483)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(214)	(2,483)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CASH FLOWS

Nine months ended October 31, 2017

(UNAUDITED)

Nine months ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,483)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid expenses	4,000
Increase in Inventory	(6,198)
Depreciation	262
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(2,249)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(2,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	6,500
Proceeds from sale of common stock	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,500

NET INCREASE IN CASH	(168)

Cash, beginning of period	555

Cash, end of period	$387

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $14,580 revenues for the nine months ended October 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $387 of cash equivalents as of October 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of October 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,198 in raw materials inventory as of October 31, 2017.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of October 31, 2017.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended October 31, 2017 the Company has generated $14,580 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017

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

October 31, 2017

(UNAUDITED)

The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of October 31, 2017 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,100 as of October 31, 2017.

Note 5 – RELATED PARTY

As of October 31, 2017 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand.

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

There were 3,000,000 shares of common stock issued and outstanding as of October 31, 2017.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 31, 2017 the Company incurred $12,562 in general and administrative expenses, that consists of $460 in bank charges; $410 in website expense; $200 in legal fees; $7,000 in audit fees; $4,230 in rent expense and $262 in depreciation.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2017 the Company had net operating loss carry forwards of approximately $2,528 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

The valuation allowance at October 31, 2017 was approximately $885. The net change in valuation allowance during the nine months ended October 31, 2017 was $869. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2017	January 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(885)	(16)
Valuation allowance	$885	16
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 35% differs from the expected tax benefit for the nine months ended October 31, 2017 as follows:

	October 31, 2017	January 31, 2017
Computed “expected” tax expense (benefit)	$(869)	(16)
Change in valuation allowance	$869	16
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We have signed agreements with six customers Guangzhou Accessories Ltd, Guanleather Fashion Accessory Co., Ltd., Guangzhou Leat Garment Co., Limited, Doliongol Leather Co., Ltd, Baggy Lon Dao, Ltd and Baltoji Manufacturing, Ltd. Under this agreements our customers has the right to return purchased items from us if there are fund any defects or non-satisfactions of the quality of the products. Shemn Corp. from its side will have to return the money back to the customer in case if such situation occurs.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2017, our total assets were $8,572. Total assets were comprised of $6,585 in current assets and $1,987 in fixed assets.

As at October 31, 2017, our current liabilities were $8,100 and Stockholders’ equity was $472.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2017 net cash flows used in operating activities was not positive $4,419.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2017 we have generated $2,249 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2017 $6,500 received from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on November 15, 2017.

SHEMN CORP.
By:	/s/	Sun Kui
	Name:	Sun Kui
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)