Form 10-K
period 2018-01-31
Shemn Corp.
filed 2018-05-16
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-216465

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,000,000 common shares issued and outstanding as of January 31, 2018.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Overview

Shemn Corp. was incorporated in Nevada on September 6, 2016. We are a start-up business company. We produce leather fashion design items. Leather items like no other inherent style expresses a beauty, elegance and status. Leather does not go out of fashion; it is not subject to volatile tendencies. Therefore, buying a bag or purse from leather material you receive quality product and will follow the trends. Presentable leather purse, business card holder or housekeeper in fashion tone will be the final touch for a perfect image of a successful person. In the future we plan to produce products of select "Accessories" including: business card holders, key holders, covers for auto documents, passport covers and, money clips.

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

As of the date of this report Shemn has identified six customers Guangzhou Accessories Ltd., Guanleather Fashion Accessory Co., Ltd., Doliongol Leather Co., Ltd., Baggy Lon Dao, Ltd. and Baltoji Manufacturing, Ltd.

Equipment and raw materials

We use Lockstitch machine with bottom and variable top movement GOLDEN WHEEL CS-5850N-BT-F + Desk CS-5850-BT.

Lockstitch machine specifications

Stitch length	5 mm
Lifting height	5.5 / 13 mm
lubrication	Automatic
The maximum sewing speed	4500 v / min
Programming operations	Thread trimming, auto hold, needle positioning, programming of the number of stitches
Presser foot lift	Automatic
Needle type	DBx1 ¹90 (65-110)
Weight	65 kg

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of January 31, 2018, no shares of our common stock have traded.

Number of Holders

As of January 31, 2018, the 3,000,000 issued and outstanding shares of common stock were held by a total of 1 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2018 and 2017.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because company has just begun and has no value beyond par value at this stage.

There were 3,000,000 shares of common stock issued and outstanding as of January 31, 2018.

Purchase of our Equity Securities by Officers and Directors

On January 26, 2017, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Sun Kui, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended January 31, 2018 and January 31, 2017:

Revenue and cost of goods sold

For the year ended January 31, 2018 and January 31, 2017 the Company generated total revenue of $16,230 and $0 from selling products to the customer. The cost of goods sold for the year ended January 31, 2018 and January 31, 2017 was $4,889 and $0, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2018 and January 31, 2017 were $17,714 and $45. The operating expenses for the year ended January 31, 2018 included bank charges of $590; website expense  of $410; depreciation expense of $375; legal fees  of $200; audit fees of $10,500; rent expense of $5,640. The operating expenses for the year ended January 31, 2017 included bank charges of $45.

Net Loss

The net loss for the year ended January 31, 2018 and January 31, 2017 was $6,374 and $45 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2018, the Company had cash of $5,207 ($555 as of January 31, 2017). The Company had a working capital deficit of $5,293 (profit of $2,955 as of January 31, 2017).

During the year ended January 31, 2018, the Company used $401 of cash in operating activities due to its net loss and decrease in prepaid expenses of $4,000, increase in inventory of $5,810; increase in accounts payable of $1,410; increase in customer deposits of $6,800 and depreciation of $375.

During the year ended January 31, 2018 the Company used $2,249 of cash in investing activities.

During the year ended January 31, 2018, the Company generated $6,500 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Sun Kui, has concluded a verbal agreement with the Shemn Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

SHEMN CORP.

FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Shemn Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Shemn Corp. (the "Company") as of January 31, 2018, the related statement of operations, changes in stockholders' equity (deficit) and cash flows, and the related notes [and schedules] (collectively referred to as the "financial statements"). The financial statements of the Company for the year ended January 31, 2017 were audited by other auditors, whose report, dated March 2, 2017 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end January 31, 2017, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and the results of its operations and its cash flows for the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There are no critical audit matters.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $6,419 and a negative cash flow from operations amounting to $6,374 for the year ended January 31, 2018. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2018.

Newhall, California May 15, 2018

Shemn Corp.

BALANCE SHEET

January 31, 2018

(AUDITED)

ASSETS	January 31, 2018	January 31, 2017
Current Assets
Cash and cash equivalents	$5,207	555
Prepaid expenses	-	4,000
Inventory	5,810	-
Total Current Assets	$11,017	4,555

Fixed Assets
Equipment, net	$1,874	-
Total Fixed Assets	$1,874	-

Total Assets	$12,891	4,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	1,410	-
Customer Deposits	6,800	-
Related Party Loans	8,100	1,600
Total Current Liabilities	$16,310	1,600

Total Liabilities	$16,310	1,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	-	-
Accumulated income (deficit)	(6,419)	(45)
Total Stockholder’s Equity	$(3,419)	2,955

Total Liabilities and Stockholder’s Equity	$12,891	4,555

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF OPERATIONS

Years ended January 31, 2018 and 2017

(AUDITED)

	Year ended January 31, 2018	Year ended January 31, 2017

REVENUES	$16,230	-
Cost of Goods Sold	4,889	-
Gross Profit	11,341	-

OPERATING EXPENSES
General and Administrative Expenses	17,714	45
TOTAL OPERATING EXPENSES	(17,714)	(45)

NET INCOME (LOSS) FROM OPERATIONS	(6,374)	(45)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(6,374)	(45)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,293,151	49,315

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Years ended January 31, 2018 and 2017

 (AUDITED)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, September 6, 2016	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share for the period ended January 31, 2017	3,000,000	3,000	-	-	3,000

Net income (loss) for the period ended January 31, 2017	-	-	-	(45)	(45)

Balance, January 31, 2017	3,000,000	$ 3,000	$ -	$ (45)	$ 2,955
Shares issued	-	-	-	-	-

Net income (loss) for the period ended January 31, 2018	-	-	-	(6,374)	(6,374)

Balance, January 31, 2018	3,000,000	$ 3,000	$ -	$ (6,374)	$ (3,419)

The accompanying notes are an integral part of these statements.

Shemn Corp.

STATEMENT OF CASH FLOWS

Years ended January 31, 2018 and 2017

(AUDITED)

	Year ended January 31, 2018	Year ended January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,374)	$ (45)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid expenses	4,000	(4,000)
Increase in Inventory	(5,810)	-
Increase in Customer Deposits	6,800	-
Increase in Accounts Payable	1,410	-
Depreciation	375	-
CASH FLOWS USED IN OPERATING ACTIVITIES	401	(4,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(2,249)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(2,249)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	6,500	1,600
Proceeds from sale of common stock	-	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,500	4,600

NET INCREASE IN CASH	4,652	555

Cash, beginning of period	555	-

Cash, end of period	$ 5,207	$ 555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $16,230 revenues for the year ended January 31, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,207 of cash equivalents as of January 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of January 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $5,810 in raw materials inventory as of January 31, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $1,410 in accounts payable as of January 31, 2018.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended January 31, 2018 the Company has generated $16,230 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2018 were no differences between our comprehensive loss and net loss.

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

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

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

Note 4 – LOAN FROM DIRECTOR

As of January 31, 2018 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $8,100 as of January 31, 2018.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

Note 5 – RELATED PARTY

As of January 31, 2018 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand.

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

There were 3,000,000 shares of common stock issued and outstanding as of January 31, 2018.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 31, 2018 the Company incurred $17,714 in general and administrative expenses, that consists of $590 in bank charges; $410 in website expense; $200 in legal fees; $10,500 in audit fees; $5,640 in rent expense and $375 in depreciation.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2018 the Company had net operating loss carry forwards of approximately $6,419 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2018 was approximately $1,378. The net change in valuation allowance during the year ended January 31, 2018 was $1,338. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

The provision for Federal income tax consists of the following:

	January 31, 2018	January 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(1,378)	(16)
Valuation allowance	$1,378	16
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2018  as follows:

	January 31, 2018	January 31, 2017
Computed “expected” tax expense (benefit)	$(1,338)	(16)
Change in valuation allowance	$1,338	16
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Sun Kui	39	President, Principal Executive Officer, Secretary, Treasurer,
Baiyun District, Fuli Taiyuan A9, 904, Guangzhou, China, 510165		Principal Financial Officer, Principal Accounting Officer
		And sole member of the Board of Directors.

Mr. Sun Kui has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on September 6, 2016.  Mr. Sun Kui owns 100% of the outstanding shares of our common stock. For the past five years he has been a business administrator and then a head administrator at Yaumin Textile Co., Ltd, where he was working as part of a team and supporting the office administrator, he was responsible for the day-to-day tasks and administrative duties of the office including covering the reception area and as head administrator he was responsible for providing an efficient and professional administrative and clerical service to colleagues, managers and supervisors to facilitate the efficient operation of the office. Mr. Sun Kui was employed at as administrator in period from March 2010 to September 2012 and as head administrator in period from October 2012 to September 2015.

Mr. Sun Kui intends to devote close to 75% of his time to planning and organizing activities of Shemn Corp.

In the past ten years, Mr. Sun Kui has not been the subject to any of the following events:

1.   Any bankruptcy petition filed by or against any business of which Mr. Sun Kui was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.   Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.   An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Sun Kui’s involvement in any type of business, securities or banking activities.

4.  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.   Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.    Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.    Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                            i.  Any Federal or State securities or commodities law or regulation; or

                            ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                           iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.       Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

The director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until his resignation appoints our officer.

Director Independence

Our board of directors is currently composed of one member, Sun Kui, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the three months ending January 31, 2018 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Sun Kui President	January 31, 2018	0	0	0	0	0	0	0	0

We have no work concurrences with our sole officer and executive. We do not examine going into any occupation understandings until such time as we start gainful operations. Mr. Sun Kui will not be repaid after the offering and preceding beneficial operations. There is no affirmation that we will ever produce extra incomes from our operations.

The pay examined in this delivers all remuneration recompensed to, earned by, or paid to our named official officers.

There are no other investment opportunity arranges, retirement, annuity, or benefit sharing arrangements for the advantage of our officers and chiefs other than as portrayed in this.

Compensation of Directors

The individual from our top managerial staff is not made up for his administrations as a chief. The board has not actualized an arrangement to honor alternatives to any executives. There are no legally binding plans with any individual from the governing body. We have no executive’s administration contracts.

DIRECTOR’S COMPENSATION TABLE

Name and Principal Position	Year	Fees Earned or Paid in Cash (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Sun Kui President	January 31, 2018	0	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percent of Common Stock [2]
Common Stock	Sun Kui Baiyun District, Fuli Taiyuan A9, 904, Guangzhou, China, 510165	3,000,000	100%

[1] The person named above may be deemed to be a ”parent” and ”promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Sun Kui is the only ”promoter” of our company.

[2] The percentages below are based on 3,000,000 shares of our common stock issued and outstanding as of the date of this report.

Item 13. Certain Relationships and Related Transactions

A total of 3,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. To be quoted on the OTCBB a market maker must file an application on our behalf to make a market for our common stock. Our stock may become quoted, rather than traded, on the OTCBB.

There are no outstanding options or warrants to purchase, or securities convertible into our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director who own 3,000,000 restricted shares of our common stock.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2018, we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2017 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2017, July 31, 2017, and October 31, 2017.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on May 16, 2018.

SHEMN CORP.
By:	/s/	Sun Kui
	Name:	Sun Kui
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)