Form 10-Q
period 2018-04-30
Shemn Corp.
filed 2018-06-04
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,038,167 common shares issued and outstanding as of April 30, 2018.

SHEMN CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three months ended April 30, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended April 30, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

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

Shemn Corp.

BALANCE SHEET

April 30, 2018

(UNAUDITED)

ASSETS	April 30, 2018	January 31, 2018
Current Assets
Cash and cash equivalents	$3,281	5,207
Prepaid expenses	3,280	-
Inventory	3,091	5,810
Total Current Assets	$9,652	11,017

Fixed Assets
Equipment, net	$1,762	1,874
Total Fixed Assets	$1,762	1,874

Total Assets	$11,414	12,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	651	1,410
Customer Deposits	-	6,800
Related Party Loans	8,100	8,100
Total Current Liabilities	$8,751	16,310

Total Liabilities	$8,751	16,310

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,3,038,167 and 3,000,000 shares issued and outstanding	3,038	3,000
Additional paid in capital	1,064	-
Accumulated income (deficit)	(1,439)	(6,419)
Total Stockholder’s Equity	$2,663	(3,419)

Total Liabilities and Stockholder’s Equity	$11,414	12,891

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF OPERATIONS

Three months ended April 30, 2018 and 2017

(UNAUDITED)

	Three months ended April 30, 2018	Three months ended April 30, 2017

REVENUES	$12,450	6,120
Cost of Goods Sold	2,719	968
Gross Profit	9,731	5,152

OPERATING EXPENSES
General and Administrative Expenses	4,752	6,252
TOTAL OPERATING EXPENSES	4,752	(6,252)

NET INCOME (LOSS) FROM OPERATIONS	4,979	(1,100)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$4,979	(1,100)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,010,611	3,000,000

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CASH FLOWS

Three months ended April 30, 2018 and 2017

(UNAUDITED)

	Three months ended April 30, 2018	Three months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income for the period	$ 4,979	$ (1,100)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase/Decrease in Prepaid expenses	(3,280)	3,530
Decrease/Increase in Inventory	2,719	(9,732)
Depreciation	112	37
Decrease/Increase in Customer deposits	(6,800)	5,000
Decrease in Accounts Payable	(759)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,028)	(2,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(2,249)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(2,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	6,500
Proceeds from sale of common stock	1,102	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,102	6,500

NET DECREASE/INCREASE IN CASH	(1,926)	1,986

Cash, beginning of period	5,207	555

Cash, end of period	$ 3,281	$ 2,541

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $12,450 revenues for the three months ended April 30, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,281 of cash equivalents as of April 30, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $3,280 in prepaid expenses as of April 30, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $3,091 in raw materials inventory as of April 30, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $651 in accounts payable as of April 30, 2018.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended April 30, 2018 the Company has generated $12,450 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2018 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018

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

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018

(UNAUDITED)

Note 4 – LOAN FROM DIRECTOR

As of April 30, 2018 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $8,100 as of April 30, 2018.

Note 5 – RELATED PARTY

As of April 30, 2018 our sole director has loaned to the Company $8,100. This loan is unsecured, non-interest bearing and due on demand.

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

In March 2018 the Company issued 17,667 shares of common stock for cash proceeds of $515 at $0.03 per share par value.

In April 2018 the Company issued 20,500 shares of common stock for cash proceeds of $587 at $0.03 per share par value.

There were 3,038,167 shares of common stock issued and outstanding as of April 30, 2018.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended April 30, 2018 the Company incurred $4,752 in general and administrative expenses, that consists of $270 in bank charges; $2,556 in advertising expense; $189 in professional fees; $215 in utilities; $1,410 in rent expense and $112 in depreciation.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2018 the Company had net operating loss carry forwards of approximately $1,439 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at April 30, 2018 was approximately $302. The net change in valuation allowance during the three months ended April 30, 2018 was $(998). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018

(UNAUDITED)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2018	January 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(302)	(1,378)
Valuation allowance	$302	1,378
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended April 30, 2018 as follows:

	April 30, 2018	April 30, 2017
Computed “expected” tax expense (benefit)	$998	(374)
Change in valuation allowance	$(998)	374
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

Results of Operations for the three months ended April 30, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended April 30, 2018 and 2017 the Company generated total revenue of $12,450 and $6,120 from selling products to the customer. The cost of goods sold for the three months ended April 30, 2018 and 2017 was $2,719 and $968, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended April 30, 2018 and 2017 were $4,752 and $6,252. The operating expenses for the three months ended April 30, 2018 included $270 in bank charges; $2,556 in advertising expense; $189 in professional fees; $215 in utilities; $1,410 in rent expense and $112 in depreciation.

Net Loss/Income

The net loss/income for the three months ended April 30, 2018 and 2017 was income $4,979 and loss$1,100 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2018, our total assets were $11,414. Total assets were comprised of $9,652 in current assets and $1,762 in fixed assets.

As at April 30, 2018, our current liabilities were $8,751 and Stockholders’ equity was $2,663.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2018 net cash flows used in operating activities was not positive $3,028.

CASH FLOWS FROM INVESTING ACTIVITIES

For three months ended April 30, 2018 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2018 net cash flows used in financing activities was $1,102.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

·         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on June 4, 2018.

SHEMN CORP.
By:	/s/	Sun Kui
	Name:	Sun Kui
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)