Form 10-Q
period 2018-10-31
Shemn Corp.
filed 2018-11-21
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,443,502 common shares issued and outstanding as of October 31, 2018.

SHEMN CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three and nine months ended October 31, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended October 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

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

Shemn Corp.

BALANCE SHEETS

October 31, 2018

(UNAUDITED)

ASSETS	October 31, 2018	January 31, 2018
Current Assets
Cash and cash equivalents	$468	5,207
Prepaid expenses	2,820	-
Inventory	8,812	5,810
Total Current Assets	$11,632	11,017

Fixed Assets
Equipment, net	$1,537	1,874
Total Fixed Assets	$1,537	1,874

Total Assets	$13,637	12,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	1,410
Customer Deposits	-	6,800
Related Party Loans	18,200	8,100
Total Current Liabilities	$18,200	16,310

Total Liabilities	$18,200	16,310

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,443,502 and 3,000,000 shares issued and outstanding	3,634	3,000
Additional paid in capital	18,262	-
Accumulated income (deficit)	(20,041)	(6,419)
Total Stockholder’s Equity	$(4,563)	(3,419)

Total Liabilities and Stockholder’s Equity	$13,637	12,891

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2018 and 2017

(UNAUDITED)

	Three months ended October 31, 2018	Three months ended October 31, 2017	Nine months ended October 31, 2018	Nine months ended October 31, 2017

REVENUES	$75	3,460	14,525	14,580
Cost of Goods Sold	11	487	3,142	4,501
Gross Profit	64	2,973	11,383	10,079

OPERATING EXPENSES
General and Administrative Expenses	13,116	3,187	31,424	12,562
TOTAL OPERATING EXPENSES	13,116	3,187	31,424	12,562

NET INCOME (LOSS) FROM OPERATIONS	(13,052)	(214)	(20,041)	(2,483)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(13,052)	(214)	(20,041)	(2,483)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,372,580	3,000,00	3,171,664	3,000,000

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2018 and 2017

(UNAUDITED)

	Nine months ended October 31, 2018	Nine months ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$ (20,041)	$ (2,483)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase/Decrease in Prepaid expenses	(2,820)	4,000
Increase in Inventory	(8,812)	(6,198)
Depreciation	712	262
Decrease/Increase in Customer deposits	(0)	-
Decrease/Increase in Accounts Payable	(6,419)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(37,379)	(4,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(2,249)	(2,249)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(2,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	18,200	6,500
Proceeds from sale of common stock	21,896	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	40,096	6,500

NET DECREASE/INCREASE IN CASH	(4,739)	168

Cash, beginning of period	5,207	555

Cash, end of period	$ 468	$ 387

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $14,525 revenues for the nine months ended October 31, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $468 of cash equivalents as of October 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,820 in prepaid expenses as of October 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $8,812 in raw materials inventory as of October 31, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of October 31, 2018.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2018 the Company has generated $14,525 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2018 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning February 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning February 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of July 31, 2018 our sole director has loaned to the Company $18,200. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $18,200 as of July 31, 2018.

Note 5 – RELATED PARTY

As of October 31, 2018 our sole director has loaned to the Company $18,200. This loan is unsecured, non-interest bearing and due on demand.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

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

In August 2018 the Company issued 239,166 shares of common stock for cash proceeds of $7,175 at $0.03 per share par value.

In September 2018 the Company issued 112,000 shares of common stock for cash proceeds of $3,360 at $0.03 per share par value.

In October 2018 the Company issued 184,669 shares of common stock for cash proceeds of $5,540 at $0.03 per share par value.

There were 3,634,002 shares of common stock issued and outstanding as of October 31, 2018.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 31, 2018 the Company incurred $31,424 in general and administrative expenses, that consists of $942 in bank charges; $30 in communication expenses; $6,943 in advertising expense; $300 in legal fees; $11,000 in audit fees; $839 in professional fees; $725 in utilities; $4,230 in rent expense; $3,800 in security system expense; $ 2000 in miscellaneous; $279 in loss on bad debts and $337 in depreciation.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2018 the Company had net operating loss carry forwards of approximately $20,040 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2018 was approximately $4,208. The net change in valuation allowance during the nine months ended October 31, 2018 was $4,208. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2018	January 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(4,208)	(1,378)
Valuation allowance	$4,208	1,378
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2018 as follows:

	October 31, 2018	October 31, 2017
Computed “expected” tax expense (benefit)	$(4,208)	(869)
Change in valuation allowance	$4,208	869
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

Results of Operations for the three and nine months ended October 31, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended October 31, 2018 and 2017 the Company generated total revenue of $75 and $3,460 from selling products to the customer. The cost of goods sold for the three months ended October 31, 2018 and 2017 was $11 and $487, which represent the cost of raw materials.

For the nine months ended October 31, 2018 and 2017 the Company generated total revenue of $14,525 and $14,580 from selling products to the customer. The cost of goods sold for the nine months ended October 31, 2018 and 2017 was $3,142 and $4,501, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended October 31, 2018 and 2017 were $13,116 and $3,187. The operating expenses for the three months ended October 31, 2018 included $4,100 in advertising expense; $225 in bank charges; $30 in communication expenses; $650 in professional fees; $510 in utilities; $1,410 in rent expense; $3,800 in security system expense; $ 2000 in miscellaneous; $279 in loss on bad debts and $112 in depreciation.

Total operating expenses for the nine months ended October 31, 2018 and 2017 were $31,424 and $12,562. The operating expenses for the nine months ended October 31, 2018 included $942 in bank charges; $30 in communication expenses; $6,943 in advertising expense; $300 in legal fees; $11,000 in audit fees; $839 in professional fees; $725 in utilities; $4,230 in rent expense; $3,800 in security system expense; $ 2000 in miscellaneous; $279 in loss on bad debts and $337 in depreciation.

Net Loss/Income

The net loss for the three months ended October 31, 2018 and 2017 was $13,052 and $214 accordingly.

The net loss for the nine months ended October 31, 2018 and 2017 was $20,041 and $2,483 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2018, our total assets were $13,637. Total assets were comprised of $12,100 in current assets and $1,537 in fixed assets.

As at October 31, 2018, our current liabilities were $18,200 and Stockholders’ deficit was $4,563.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2018 net cash flows used in operating activities was negative $37,379.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2018 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2018 net cash flows used in financing activities was $40,096.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on November 21, 2018.

SHEMN CORP.
By:	/s/	Sun Kui
	Name:	Sun Kui
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)