Form 10-K
period 2019-01-31
Shemn Corp.
filed 2019-04-26
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   10,902,006 common shares issued and outstanding as of January 31, 2019.

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

DESCRIPTION OF BUSINESS

Overview

Shemn Corp. was incorporated in Nevada on September 6, 2016. We are a start-up business company. We produce leather fashion design items. Leather items, like no other inherent style expresses a beauty, elegance and status. Leather does not go out of fashion; it is not subject to volatile tendencies. Therefore, buying a bag or purse from leather material you receive quality product and will follow the trends. Presentable leather purse, business card holder or housekeeper in fashion tone will be the final touch for a perfect image of a successful person. In the future we plan to produce products of select "Accessories" including: business card holders, key holders, covers for auto documents, passport covers and, money clips.

Target Market

Our President and Director, Liu Shan Shan, will showcase our items with potential clients and wholesale purchasers. We expect to create and maintain a database of potential corporate customers who might be interested in our items. We will reach out to these customers intermittently and offer them free samples, presentations and rebates.

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

Employees

One person can operate our production line. We currently have no employees, other than our sole officer and director Liu Shan Shan.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Description of property

The Company has signed two year rental agreement for a $470 monthly fee, starting on February 1, 2017. We believe that considering our business processes, we need a small place for production about 50 square meters.

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

As of January 31, 2019, no shares of our common stock have traded.

Number of Holders

As of January 31, 2019, the 10,902,006 issued and outstanding shares of common stock were held by a total of 32 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2019 and 2018.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because company has just begun and has no value beyond par value at this stage.

On November 29, 2018, we amended our articles of incorporation, to effect a 3 to 1 stock split for our company.  We held a special meeting on November 1, 2018, at which the majority of shareholders approved the amendment to our articles of incorporation. On December 12, 2018, we filed an 8-K Form regarding the split procedure. The Stock Split increased the number of shares of common stock from 2,030,000 to 6,090,000 shares. The number of restricted shares of common stock increased from 3,000,000 to 9,000,000 shares. The number of authorized shares of Common Stock under the Certificate of Incorporation will be adjusted to 225 million shares.

There were 10,902,006 shares of common stock issued and outstanding as of January 31, 2019.

Purchase of our Equity Securities by Officers and Directors

On January 26, 2017, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Sun Kui, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone. On April 17, 2019, Sun Kui, our President, Secretary, Treasurer and Director made a decision to resign from the aforementioned positions due to his personal matters. Sun Kui arranged to appoint Liu Shan Shan, aged 27, as President, Secretary, Treasurer and Director of Shemn Corp. Mr. Kui reserves the right to keep the restricted shares of the Company that he owns. At the end of the Company’s fiscal year, Ms. Shan Shan will receive the shares of Shemn Corp. as a compensation for the services she will provide as an officer.

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

Results of Operations for the year ended January 31, 2018 and January 31, 2019:

Revenue and cost of goods sold

For the year ended January 31, 2018 and January 31, 2019 the Company generated total revenue of $16,230 and $17,180 from selling products to the customer. The cost of goods sold for the year ended January 31, 2018 and January 31, 2019 was $4,889 and $3,462, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2018 and January 31, 2019 were $17,714 and $36,114. The operating expenses for the year ended January 31, 2018 included bank charges of $590; website expense  of $410; depreciation expense of $375; legal fees  of $200; audit fees of $10,500; rent expense of $5,640. The operating expenses for the year ended January 31, 2019 included $6,943 of advertising expense; $1,062 of bank charges; $49 of communication expenses; $450 of depreciation; $1,300 of legal fees; $11,000 of audit fees; $2,868 of professional fees; $5,640 of rent expense; $3,800 of security system expense; $2000 of miscellaneous; $279 of loss on bad debts and $725 of utilities.

Net Loss

The net loss for the year ended January 31, 2018 and January 31, 2019 was $6,374 and $22,396 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2019, the Company had cash of $105 ($5,207 as of January 31, 2017). The Company had a working capital deficit of $8,343 (profit of $5,293 as of January 31, 2018).

During the year ended January 31, 2019, the Company used $34,248 of cash in operating activities due to its net loss and increase in prepaid expenses of $1,410, increase in inventory of $2,682; decrease in accounts payable of $1,410; decrease in customer deposits of $6,800 and depreciation of $450.

During the year ended January 31, 2019 the Company used no cash in investing activities.

During the year ended January 31, 2019, the Company generated $29,146 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Liu Shan Shan, has concluded a verbal agreement with the Shemn Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

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

SHEMN CORP.

FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2019 AND JANUARY 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Shemn Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Shemn Corp. (the "Company") as of January 31, 2019, the related statement of operations, changes in stockholders' equity (deficit) and cash flows, and the related notes [and schedules] (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and the results of its operations and its cash flows for the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

There are no critical audit matters.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $28,815 and a negative cash flow from operations amounting to $22,396 for the year ended January 31, 20189. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2018.

Newhall, California April 24, 2019

Shemn Corp.

BALANCE SHEET

January 31, 2019

(AUDITED)

ASSETS	January 31, 2019	January 31, 2018
Current Assets
Cash and cash equivalents	$105	5,207
Prepaid expenses	1,410	-
Inventory	8,492	5,810
Total Current Assets	$10,007	11,017

Fixed Assets
Equipment, net	$1,424	1,874
Total Fixed Assets	$1,424	1,874

Total Assets	$11,431	12,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	1,410
Customer Deposits	-	6,800
Related Party Loans	18,350	8,100
Total Current Liabilities	$18,350	16,310

Total Liabilities	$18,350	16,310

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,10,902,006 and 3,000,000 shares issued and outstanding	3,634	3,000
Additional paid in capital	18,262	-
Accumulated income (deficit)	(28,815)	(6,419)
Total Stockholder’s Equity	$(6,919)	(3,419)

Total Liabilities and Stockholder’s Equity	$11,431	12,891

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF OPERATIONS

Years ended January 31, 2019 and 2018

(AUDITED)

	Year ended January 31, 2019	Year ended January 31, 2018

REVENUES	$17,180	16,230
Cost of Goods Sold	3,462	4,889
Gross Profit	13,718	11,341

OPERATING EXPENSES
General and Administrative Expenses	36,114	17,714
TOTAL OPERATING EXPENSES	(36,114)	(17,714)

NET INCOME (LOSS) FROM OPERATIONS	(22,396)	(6,374)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(22,396)	(6,374)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,820,448	2,293,151

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Years ended January 31, 2019 and 2018

 (AUDITED)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, January 31, 2017	3,000,000	$ 3,000	$ -	$ (45)	$ 2,955
Shares issued	-	-	-	-	-

Net income (loss) for the period ended January 31, 2018	-	-	-	(6,374)	(6,374)

Balance, January 31, 2018	3,000,000	$ 3,000	$ -	$ (6,374)	$ (3,419)
1:3	9,000,000	$ 3,000	$ -	$ (6,374)	$ (3,419)
Shares issued	1,902,006	634	18,262	-	18,896
Net income (loss) for the period ended January 31, 2019	-	-	-	(22,396)	(22,396)

Balance, January 31, 2019	10,902,006	$ 3,634	$ 18,262	$ (28,815)	$ (6,919)

The accompanying notes are an integral part of these statements.

Shemn Corp.

STATEMENT OF CASH FLOWS

Years ended January 31, 2019 and 2018

(AUDITED)

	Year ended January 31, 2019	Year ended January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (22,396)	$ (6,374)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid expenses	(1,410)	4,000
Increase in Inventory	(2,682)	(5,810)
Increase in Customer Deposits	(6,800)	6,800
Increase in Accounts Payable	(1,410)	1,410
Depreciation	450	375
CASH FLOWS USED IN OPERATING ACTIVITIES	(34,248)	401

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(2,249)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(2,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	10,250	6,500
Proceeds from sale of common stock	18,896	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	29,146	6,500

NET INCREASE/DECREASE IN CASH	(5,102)	4,652

Cash, beginning of period	5,207	555

Cash, end of period	$ 105	$ 5,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(AUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $17,180 revenues for the year ended January 31, 2019.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $105 of cash equivalents as of January 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,410 in prepaid expenses as of January 31, 2019.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $8,492 in raw materials inventory as of January 31, 2019.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of January 31, 2019.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the year ended January 31, 2019 the Company has generated $17,180 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2019 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(AUDITED)

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

Note 4 – LOAN FROM DIRECTOR

As of January 31, 2019 our sole director has loaned to the Company $18,350. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $18,350 as of January 31, 2019.

Note 5 – RELATED PARTY

As of January 31, 2019 our sole director has loaned to the Company $18,350. This loan is unsecured, non-interest bearing and due on demand.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(AUDITED)

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

On November 29, 2018, we amended our articles of incorporation, to effect a 3 to 1 stock split for our company.  We held a special meeting on November 1, 2018, at which the majority of shareholders approved the amendment to our articles of incorporation. On December 12, 2018, we filed an 8-K Form regarding the split procedure. The Stock Split increased the number of shares of common stock from 2,030,000 to 6,090,000 shares. The number of restricted shares of common stock increased from 3,000,000 to 9,000,000 shares. The number of authorized shares of Common Stock under the Certificate of Incorporation will be adjusted to 225 million shares.

There were 10,902,006 shares of common stock issued and outstanding as of January 31, 2019.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 31, 2019 the Company incurred $36,114 in general and administrative expenses, that consists of $6,943 in advertising expense; $1,062 in bank charges; $49 in communication expenses; $450 in depreciation; $1,300 in legal fees; $11,000 in audit fees; $2,868 in professional fees; $5,640 in rent expense; $3,800 in security system expense; $2000 in miscellaneous; $279 in loss on bad debts and $725 in utilities.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(AUDITED)

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2019 the Company had net operating loss carry forwards of approximately $28,815 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2019 was approximately $6,051. The net change in valuation allowance during the year ended January 31, 2019 was $4,703. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2019.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	January 31, 2019	January 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(6,051)	(1,378)
Valuation allowance	$6,051	1,378
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2019 as follows:

	January 31, 2019	January 31, 2018
Computed “expected” tax expense (benefit)	$(4,703)	(1,338)
Change in valuation allowance	$4,703	1,338
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of January 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Liu Shan Shan	27	President, Principal Executive Officer, Secretary, Treasurer,
Baiyun District, Fuli Taiyuan A9, 904, Guangzhou, China, 510165		Principal Financial Officer, Principal Accounting Officer
		And sole member of the Board of Directors.

Mr. Sun Kui acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on September 6, 2016.  Mr. Sun Kui owns 82% of the outstanding shares of our common stock. For the past five years he has been a business administrator and then a head administrator at Yaumin Textile Co., Ltd, where he was working as part of a team and supporting the office administrator, he was responsible for the day-to-day tasks and administrative duties of the office including covering the reception area and as head administrator he was responsible for providing an efficient and professional administrative and clerical service to colleagues, managers and supervisors to facilitate the efficient operation of the office. Mr. Sun Kui was employed at as administrator in period from March 2010 to September 2012 and as head administrator in period from October 2012 to September 2015.

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

5.   Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity, or to be associated with persons engaged in any such activity;

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

On April 17, 2019, Sun Kui, our President, Secretary, Treasurer and Director made a decision to resign from the aforementioned positions due to his personal matters. Sun Kui arranged to appoint Liu Shan Shan, aged 27, as President, Secretary, Treasurer and Director of Shemn Corp. Mr. Kui reserves the right to keep the restricted shares of the Company that he owns. At the end of the Company’s fiscal year, Ms. Shan Shan will receive the shares of Shemn Corp. as a compensation for the services she will provide as an officer.

Ms. Liu Shan Shan was born in 1992 Ji Lin city of Northeast China. She entered Management and Economic department at Taiyuan Institute of Technology (Shanxi province) in 2011. In January 2019, she graduated from the Institute with the master’s degree. Liu Shan Shan has always been fond of working in the field of leather items manufacturing. The current management considers her skills to be adequate for expanding the operations of Shemn Corp.

Term of Office

The director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until his resignation appoints our officer.

Director Independence

Our board of directors is currently composed of one member, Liu Shan Shan, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the year ended January 31, 2019 and 2018 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Sun Kui, Liu Shan Shan President	January 31, 2018	0	0	0	0	0	0	0	0
	January 31, 2019	0	0	0	0	0	0	0	0

We have no work concurrences with our sole officer and executive. We do not examine going into any occupation understandings until such time as we start gainful operations. Ms. Liu Shan Shan will not be repaid after the offering and preceding beneficial operations. There is no affirmation that we will ever produce extra incomes from our operations.

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

DIRECTOR’S COMPENSATION TABLE

Name and Principal Position	Year	Fees Earned or Paid in Cash (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Liu Shan Shan President	January 31, 2018	0	0	0	0	0	0	0	0
	January 31, 2019	0	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percent of Common Stock [2]
Common Stock	Sun Kui Baiyun District, Fuli Taiyuan A9, 904, Guangzhou, China, 510165	9,000,000	82%

[1] The person named above may be deemed to be a ”parent” and ”promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings.

[2] The percentages below are based on 10,902,006 shares of our common stock issued and outstanding as of the date of this report.

Item 13. Certain Relationships and Related Transactions

A total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. To be quoted on the OTCBB a market maker must file an application on our behalf to make a market for our common stock. Our stock may become quoted, rather than traded, on the OTCBB.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2019, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2018 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2018, July 31, 2018, and October 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on April 26, 2019.

SHEMN CORP.
By:	/s/	Liu Shan Shan
	Name:	Liu Shan Shan
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)