Form 10-Q
period 2019-07-31
Shemn Corp.
filed 2019-08-27
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   10,902,006 common shares issued and outstanding as of July 31, 2019.

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

Shemn Corp.

BALANCE SHEETS

July 31, 2019

(UNAUDITED)

ASSETS	July 31, 2019	January 31, 2019
Current Assets
Cash and cash equivalents	$418	$105
Prepaid expenses	-	1,410
Inventory	7,076	8,492
Total Current Assets	7,494	10,007

Fixed Assets
Equipment, net	1,200	1,424
Total Fixed Assets	1,200	1,424

Total Assets	$8,694	$11,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$5,010	$-
Related Party Loans	18,350	18,350
Total Current Liabilities	23,360	18,350

Total Liabilities	23,360	18,350

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,10,902,006 and 10,902,006 shares issued and outstanding	3,634	3,634
Additional paid in capital	18,262	18,262
Accumulated income (deficit)	(36,562)	(28,815)
Total Stockholder’s Equity (Deficit)	(14,666)	(6,919)

Total Liabilities and Stockholder’s Equity	$8,694	$11,431

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENTS OF OPERATIONS

Three and six months ended July 31, 2019 and 2018

(UNAUDITED)

	Three months ended July 31, 2019	Three months ended July 31, 2018	Six months ended July 31, 2019	Six months ended July 31, 2018

REVENUES	$3,975	$2,000	$11,190	$14,450
Cost of Goods Sold	512	412	1,415	3,131
Gross Profit	3,463	1,588	9,775	11,319

OPERATING EXPENSES
General and Administrative Expenses	2,701	13,557	17,522	18,309
TOTAL OPERATING EXPENSES	2,701	13,557	17,522	18,309

NET INCOME (LOSS) FROM OPERATIONS	762	(11,696)	(7,747)	(6,990)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$762	$(11,696)	$(7,747)	$(6,990)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,902,006	3,087,686	10,902,006	3,102,739

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

July 31, 2019

 (UNAUDITED)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance, January 31, 2019	10,902,006	$ 3,634	$ 18,262	$ (28,815)	$ (6,919)
Shares issued	-	-	-	-	-

Net income (loss) for the period ended July 31, 2019	-	-	-	(7,747)	(7,747)

Balance, July 31, 2019	10,902,006	$ 3,634	$ 18,262	$ (36,562)	$ (14,666)

The accompanying notes are an integral part of these statements.

Shemn Corp.

STATEMENTS OF CASH FLOWS

Six months ended July 31, 2019 and 2018

(UNAUDITED)

	Six months ended July 31, 2019	Six months ended July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$ (7,747)	$ (6,990)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	1,410	(1,870)
Decrease/Increase in Inventory	1,415	(1,397)
Depreciation	225	225
Increase in Customer deposits	-	(6,800)
Increase/Decrease in Accounts Payable	5,010	(759)
CASH FLOWS USED IN OPERATING ACTIVITIES	313	(17,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	10,100
Proceeds from sale of common stock	-	2,821
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	12,921

NET DECREASE/INCREASE IN CASH	313	(4,670)

Cash, beginning of period	105	5,207

Cash, end of period	$ 418	$ 537

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $11,190 revenues for the six months ended July 31, 2019.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $418 of cash equivalents as of July 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of July 31, 2019.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $7,076 in raw materials inventory as of July 31, 2019.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $5,010 in accounts payable as of July 31, 2019.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the six months ended July 31, 2019 the Company has generated $11,190 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2019 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

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

Note 4 – LOAN FROM DIRECTOR

As of July 31, 2019 our sole director has loaned to the Company $18,350. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $18,350 as of July 31, 2019.

Note 5 – RELATED PARTY

As of July 31, 2019 our sole director has loaned to the Company $18,350. This loan is unsecured, non-interest bearing and due on demand.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

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

There were 10,902,006 shares of common stock issued and outstanding as of July 31, 2019.

Note 7 – GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended July 31, 2019 the Company incurred $17,522 in general and administrative expenses, that consists of $250 in bank charges; $39 in communication expenses; $225 in depreciation; $550 in legal fees; $11,300 in audit fees; $2,338 in professional fees; $2,820 in rent expense.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, starting on February 1, 2017. Leased premises is served as both office and production facility.

Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2017 – February 28, 2019	$470	25	$11,750

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2019 the Company had net operating loss carry forwards of approximately $36,562 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

(UNAUDITED)

The valuation allowance at July 31, 2019 was approximately $7,678. The net change in valuation allowance during the six months ended July 31, 2019 was $1,627. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2019.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	July 31, 2019	January 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(7,678)	(6,051)
Valuation allowance	$7,678	6,051
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended July 31, 2019 as follows:

	July 31, 2019	July 31, 2018
Computed “expected” tax expense (benefit)	$(1,627)	(1,468)
Change in valuation allowance	$1,627	1,468
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and six months ended July 31, 2019 and 2018:

Revenue and cost of goods sold

For the three months ended July 31, 2019 and 2018 the Company generated total revenue of $3,975 and $2000 from selling products to the customer. The cost of goods sold for the three months ended July 31, 2019 and 2018 was $512 and $412, which represent the cost of raw materials.

For the six months ended July 31, 2019 and 2018 the Company generated total revenue of $11,190 and $14,450 from selling products to the customer. The cost of goods sold for the six months ended July 31, 2019 and 2018 was $1,415 and $3,131, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended July 31, 2019 and 2018 were $2,701 and $13,557. The operating expenses for the three months ended July 31, 2019 included $125 in bank charges; $20 in communication expenses; $112 in depreciation; $300 in legal fees; $734 in professional fees; $1,410 in rent expense.

Total operating expenses for the six months ended July 31, 2019 and 2018 were $17,522 and $18,309. The operating expenses for the six months ended July 31, 2019 included $250 in bank charges; $39 in communication expenses; $225 in depreciation; $550 in legal fees; $11,300 in audit fees; $2,338 in professional fees; $2,820 in rent expense..

Net Loss/Income

The net loss/income for the three months ended July 31, 2019 and 2018 was income $762 and loss $11,696 accordingly.

The net loss for the six months ended July 31, 2019 and 2018 was $7,747 and $6,990 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2019, our total assets were $8,694. Total assets were comprised of $7,494 in current assets and $1,200 in fixed assets.

As at July 31, 2019, our current liabilities were $23,360 and Stockholders’ deficit was $14,666.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2019 net cash flows used in operating activities was $313.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2019 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2019 net cash flows used no cash in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on August 27, 2019.

SHEMN CORP.
By:	/s/	Liu Shan Shan
	Name:	Liu Shan Shan
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)