Form 10-Q
period 2019-10-31
Shemn Corp.
filed 2019-12-12
CIK 1697884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   10,902,006 common shares issued and outstanding as of October 31, 2019.

SHEMN CORP.

QUARTERLY REPORT ON FORM 10-Q

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

Shemn Corp.

BALANCE SHEETS

October 31, 2019

(UNAUDITED)

ASSETS	October 31, 2019	January 31, 2019
Current Assets
Cash and cash equivalents	$134	$105
Prepaid expenses	-	1,410
Prepaid supplies	3,538	8,492
Total Current Assets	3,672	10,007

Fixed Assets
Equipment, net	1,087	1,424
Total Fixed Assets	1,087	1,424

Right-of-use asset	12,220	-

Total Assets	$16,979	$11,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Current portion of operating lease liability	$4,230	$-
Accounts Payable	6,420	-
Related Party Loans	19,150	18,350
Total Current Liabilities	29,800	18,350

Non-current portion of operating lease liability	7,990	-

Total Liabilities	37,790	18,350

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,10,902,006 and 10,902,006 shares issued and outstanding	3,634	3,634
Additional paid in capital	18,262	18,262
Accumulated income (deficit)	(42,707)	(28,815)
Total Stockholder’s Equity (Deficit)	(20,811)	(6,919)

Total Liabilities and Stockholder’s Equity	$16,979	$11,431

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended October 31, 2019 and 2018

(UNAUDITED)

	Three months ended October 31, 2019	Three months ended October 31, 2018	Nine months ended October 31, 2019	Nine months ended October 31, 2018

REVENUES	$-	$75	$11,190	$14,525
Cost of Goods Sold	3,538	11	4,953	3,142
Gross Profit	3,538	64	6,237	11,383

OPERATING EXPENSES
General and Administrative Expenses	6,145	13,116	20,129	31,424
TOTAL OPERATING EXPENSES	6,145	13,116	20,129	31,424

NET INCOME (LOSS) FROM OPERATIONS	(2,607)	(13,052)	(13,892)	(20,041)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,607)	$(13,052)	$(13,892)	$(20,041)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,902,006	3,372,580	10,902,006	3,171,664

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

October 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance, January 31, 2019	10,902,006	$ 3,634	$ 18,262	$ (28,815)	$ (6,919)
Shares issued	-	-	-	-	-

Net income (loss) for nine months ended October 31, 2019	-	-	-	(13,892)	(13,892)

Balance, October 31, 2019	10,902,006	$ 3,634	$ 18,262	$ (42,707)	$ (20,811)

The accompanying notes are an integral part of these statements.

Shemn Corp.

STATEMENTS OF CASH FLOWS

Nine months ended October 31, 2019 and 2018

(UNAUDITED)

	Nine months ended October 31, 2019	Nine months ended October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$ (13,892)	$ (20,041)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	1,410	(2,820)
Decrease/Increase in Prepaid supplies	4,954	(8,812)
Depreciation	337	712
Increase/Decrease in Accounts Payable	6,420	(6,419)
CASH FLOWS USED IN OPERATING ACTIVITIES	(771)	(37,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	800	18,200
Proceeds from sale of common stock	-	21,896
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	800	40,096

NET DECREASE/INCREASE IN CASH	29	(4,739)

Cash, beginning of period	105	5,207

Cash, end of period	$ 134	$ 468

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce leather purses. Leather items like no other inherent style, beauty, elegance and status. Leather does not go out of fashion; they are not subject to its volatile tendencies.

The results for the nine months ended October 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments)necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2019 and for the related periods presented.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $11,190 revenues for the nine months ended October 31, 2019.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $134 of cash equivalents as of October 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of October 31, 2019.

Prepaid supplies

Main leather supplies are recorded under the asset method. A prepaid supplies account (an asset) is recorded when the amount is paid, and when consumed, it is charged to expense.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $6,420 in accounts payable as of October 31, 2019.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2019 the Company has generated $11,190 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2019 were no differences between our comprehensive loss and net loss.

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

Effective January 1, 2019, we adopted ASU 2016-2 (Topic 842) which establishes a new lease accounting model for lessees. Under the new guidance, lessees are required to recognize right of use assets and liabilities for most leases having terms of 12 months or more. We adopted this new accounting guidance using the effective date transition method, which permits entities to apply the new lease standards using a modified retrospective transition approach at the date of adoption. As such, historical periods will continue to be measured and presented under the previous guidance while current and future periods are subject to this new accounting guidance. For the fiscal year we recorded a $12,220 right-of-use asset related to our one operating lease (see Note 8) and a $7,990 lease liability.

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

Note 4 – RELATED PARTY

As of October 31, 2019 our sole director has loaned to the Company $19,150. This loan is unsecured, non-interest bearing and due on demand.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value.

Note 5 – LOAN FROM DIRECTOR

As of October 31, 2019 our sole director has loaned to the Company $19,150. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $19,150 as of October 31, 2019.

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Note 6 – GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 31, 2019 the Company incurred $20,129 in general and administrative expenses, that consists of $340 in bank charges; $59 in communication expenses; $337 in depreciation; $550 in legal fees; $11,300 in audit fees; $3,313 in professional fees; $4,230 in rent expense.

Note 7 – COMMON STOCK

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

There were 10,902,006 shares of common stock issued and outstanding as of October 31, 2019.

Note 8 – COMMITMENTS AND CONTINGENCIES

Company has entered into two year rental agreement for a $470 monthly fee, from February 1, 2017 to February 28, 2019, and prolonged for 25 months from March 1, 2019 to March 31, 2021. Leased premises is served as both office and production facility.

At October 31, 2019, the future minimum lease payments under this operating lease were:

Year ending January 31, 2020			$1,410
Year ending January 31, 2021			5,640
Year ending January 31, 2022			940
Total			$7,990
Term of lease	Price per month	Q-ty months	Total amount of commitments
February 1, 2019 – March 1, 2019	$470	1	$470
March 1, 2019 – October 31, 2019	$470	8	$3,760
November 1, 2019 – March 31, 2021	$470	17	$7,990
Total		25	$12,220

Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2019 the Company had net operating loss carry forwards of approximately $42,707 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2019 was approximately $8,968. The net change in valuation allowance during the nine months ended October 31, 2019 was $2,917. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2019.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2019	January 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(8,968)	(6,051)
Valuation allowance	$8,968	6,051
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2019 as follows:

	October 31, 2019	October 31, 2018
Computed “expected” tax expense (benefit)	$(2,917)	(4,208)
Change in valuation allowance	$2,917	4,208
Actual tax expense (benefit)	$-	-

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Target Market

Our President and Director, Liu Shanshan, will showcase our items with potential clients and wholesale purchasers. We expect to create and maintain a database of potential corporate customers who might be interested in our items. We will reach out to these customers intermittently and offer them free samples, presentations and rebates.

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

Equipment and prepaid supplies

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

Prepaid Supplies

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

Employees

One person can operate our production line. We currently have no employees, other than our sole officer and director Liu Shanshan.

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

Results of Operations for the three and nine months ended October 31, 2019 and 2018:

Revenue and cost of goods sold

For the three months ended October 31, 2019 and 2018 the Company generated total revenue of $0 and $75 from selling products to the customer. The cost of goods sold for the three months ended October 31, 2019 and 2018 was $3,538 and $11, which represent the cost of prepaid supplies.

For the nine months ended October 31, 2019 and 2018 the Company generated total revenue of $11,190 and $14,525 from selling products to the customer. The cost of goods sold for the nine months ended October 31, 2019 and 2018 was $4,953 and $3,142, which represent the cost of prepaid supplies.

Operating expenses

Total operating expenses for the three months ended October 31, 2019 and 2018 were $6,145 and $13,116. The operating expenses for the three months ended October 31, 2019 included $90 in bank charges; $20 in communication expenses; $112 in depreciation; $975 in professional fees; $1,410 in rent expense.

Total operating expenses for the nine months ended October 31, 2019 and 2018 were $20,129 and $31,424. The operating expenses for the nine months ended October 31, 2019 included $340 in bank charges; $59 in communication expenses; $337 in depreciation; $550 in legal fees; $11,300 in audit fees; $3,313 in professional fees; $4,230 in rent expense.

Net Loss/Income

The net loss/income for the three months ended October 31, 2019 and 2018 was income $2,607 and loss $13,052 accordingly.

The net loss for the nine months ended October 31, 2019 and 2018 was $13,892 and $20,041 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2019, our total assets were $16,979. Total assets were comprised of $3,672 in current assets, $1,087 in fixed assets and $12,220 in right-of-use asset.

As at October 31, 2019, our current liabilities were $29,800 and Stockholders’ deficit was $20,811.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2019 net cash flows used in operating activities was $771.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2019 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2019 net cash flows used $800 of cash in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

December 12, 2019.

SHEMN CORP.
By:	/s/	Liu Shanshan
	Name:	Liu Shanshan
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)