Form 10-K
period 2020-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2020-06-09
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 333-216465

VITASPRING BIOMEDICAL CO. LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1836726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

400 Spectrum Center Dr. #1620

Irvine, CA 92618

 (Address of principal executive offices)

(949)202-9235

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

As of __05/05/2020__, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $_4.75_ million.

The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,902,006

VITASPRING BIOMEDICAL CO. LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "should", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	deterioration of the credit markets;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	competition within our industry;
•	asset impairment and other charges;
•	our identifying, making and integrating acquisitions;
•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	work stoppages and other labor matters;
•	inadequacy of insurance coverage for certain losses or liabilities;
•	federal legislation and state legislative and regulatory initiatives relating to the energy industry;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products services will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended January 31, 2020, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company's or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to VITASPRING BIOMEDICAL CO. LTD.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTE

On May 1, 2020, the Company filed a “Notification of Late Filing” on Form 12b-25 pursuant to Rule 12b-25 of the Exchange Act to further delay the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2019.  In reliance upon the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”) we have further delayed the filing of our Annual Report on Form 10-K for the year ended January 31, 2019 (the “Report”) due to circumstances related to the coronavirus disease 2019 (“COVID-19”).

PART I

ITEM 1.  BUSINESS

Overview of Our Business

VitaSpring Biomedical Co. Ltd., formerly Shemn Corp., was incorporated in Nevada on September 6, 2016. We are a start-up business company.  From inception, we have produced leather fashion design items.  Our former President and Director, Liu Shan Shan, showcased our items with potential clients and wholesale purchasers.

Recent Developments

Effective January 21, 2020, Liu Shan Shan, the previous sole officer and director and majority shareholder the Company, entered into stock purchase agreements for the sale of an aggregate of 9,000,000 shares of Common Stock of the Company, representing approximately 82.55% of the issued and outstanding shares of Common Stock of the Company as of such date, to twenty-five (25) purchasers, included Li-Li Chu (2,666,666 shares), a 10% shareholder, and the incoming CEO, Chu Pao-Chi (1,666,667 shares), and the incoming Secretary, Kao Cheng-Hsiang (800,000 shares).

Also effective January 21, 2020, Liu Shan Shan appointed Chu Pao-Chi Chairman of the Board of Directors, and Chief Executive Officer Officer of the Company, Kao Cheng-Hsiang Secretary of the Company, Lin Jer-Li Chief Technical Officer of the Company and Chen Yen Xun Technical Vice-President of the Company.

On March 30, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Articles of Amendment") with the Secretary of State of the State of Nevada effecting a name change of the Company to VitaSpring Biomedical Co. Ltd. (the "Corporate Action").  The Corporate Action and the Amended Articles became effective on April 21, 2020, following compliance with notification requirements of the Financial Industry Regulatory Authority.

Business Plan

We have been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2019. A change of 100% of Company’s ownership occurred effectively on January 21, 2020. As a result, we changed Company name from Shemn Corp. to VitaSpring Biomedical Co. Ltd. on February 17, 2020. Under new management, we ceased producing and distributing leather products. Our sole objective is to develop new drugs of cell medicine. We also plan to establish a GTP cell production center in Taiwan for the production of X.MSC cytopharmaceuticals. The estimated annual output is the amount sufficient for 10,000 people (20 million cells/ does). The GTP cell center is currently under construction. Trial production is expected to begin in June, 2020. Mass production in August, 2020.

We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

 Our corporate headquarters are located at 400 Spectrum Center Dr. #1620, Irvine, CA 92618.  Our telephone number is (949)202-9235. We maintain a website at _https://vitaspring8888.com/_ that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC

ITEM 1A. RISK FACTORS

Risks Related to Our Company

The COVID-19 pandemic has adversely affected the Company’s business, and the ultimate effect on the Company’s operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there has been a significant reduction in demand for our products and services.  If the reduced demand continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity may be materially and adversely affected. The Company’s operations also may be adversely affected if significant portions of the Company’s workforce are unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with future waves of COVID-19 pandemic.

The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operation and liquidity will depend on future developments, which are uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, may also have the effect of heightening many of the other risks described in this “Risk Factors” section

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from operations since our inception. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $1,000,000 to 3,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $_56,000_.  We do not expect to raise significant capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history of the new line of business.  As such, no assurance that we will be profitability.

We have a limited operating history and, accordingly, have a limited operating history on which to base an evaluation of our business. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets which involve technology. Our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate.

Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a new business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of our limited operating history, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

The Company has not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

We may need to raise additional funds in the future that may not be available on acceptable terms or at all.

We may need to raise additional funds via the sale of our common stock or equity-linked securities such as convertible debt in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. When we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While the Company will have the potential ability to negotiate prices that benefit its clients and affect its profitability as it garners market-share and increases its book of business, margins in the energy business are fluid, and the Company's margins vary based upon the supplier and the customer. This will lead to continued uncertainty in margins from quarter to quarter.

If demand for our products does not develop as expected our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and consumption of _X-exesome and X-MSC_ products. We believe, and our growth expectations assume, that the markets for our suite of products will continue to grow, that we will increase our penetration of these markets and that our anticipated revenue from selling into this market will continue to increase.

If our expectations as to the size of these markets and our ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be harmed.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. Factors that may cause our operating results to fluctuate include:

•	our ability to arrange financing for operations;
•	our ability to acquire products to resell to our customers;
•	changes in federal, state and local government policies and programs
•	the timing of orders where we recognize revenue on a percentage of completion basis;
•	a customer's decision to delay our work, on or other risks involved with, a particular order;
•	availability and costs of labor and equipment;
•	the addition of new customers or the loss of existing customers;
•	the size and scale of new customers;
•	our ability to control costs, including operating expenses;
•	changes in the mix of our products;
•	the length of our sales cycle;
•	the productivity and growth of our sales force;
•	changes in pricing by us or our competitors, or the need to provide discounts to win business;
•	costs related to the acquisition and integration of companies or assets;
•	general economic trends or geopolitical events such as war or incidents of terrorism; and
•	future accounting pronouncements and changes in accounting policies.

As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results or future predictions prepared by the Company as an indication of our future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Our business is at risk if we lose key personnel or is unable to attract and integrate additional skills personnel.

The success of our business depends in large part on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, project management, and business development and sales professionals. Competition for personnel, particularly those with expertise in the consumer goods industries, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event, we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing orders in accordance with customer schedules and pricing, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new customers/orders. Further, any increase in demand for personnel may result in higher costs, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our executive officers and our president and chief executive officer. If we were to lose the services of any of our executive officers or key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

We operate in a highly competitive industry and competitors may compete more effectively.

Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer products at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

We may be unable to manage our growth effectively.

We expect our business and operations to expand rapidly and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In addition, in order to manage our expanding operations, we will also need to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

We plan to expand our business, in part, through future acquisitions.

We plan to use acquisitions of companies or assets to expand our capabilities, expand our geographic markets, add experienced management and increase our product offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions could disrupt business.

Historically, we have not made any acquisitions as part of our growth strategy.  However, we plan to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. Yet, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;
•	we may have difficulty integrating the operations and personnel of the acquired company;
•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•

we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;
•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•	we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;
•	diversion of our management's attention from ongoing business concerns;
•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products;
•	additional expense associated with amortization of acquired assets;
•	charges at the time of acquisitions related to the expensing of process research and development;
•	the exposure to additional debt to fund an acquisition;
•	dilution to existing shareholders should the Company raise additional equity;
•	maintenance of uniform standards, controls, procedures and policies; and
•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so would have a material adverse effect on our business, financial condition and operational results.

International operations could expose business to additional risks.

We expect to generate a portion of sales outside the United States in the future. International expansion and sales is one of our growth strategies, and we expect our revenue and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States including:

•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	increased exposure to foreign currency exchange rate risk;
•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•	difficulties in repatriating overseas earnings;
•	general economic conditions in the countries in which we operate; and
•	political unrest, war, incidents of terrorism or responses to such events.

Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue.

Although we possess insurance, warranties from suppliers, and subcontractors obligations to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

We rely on outside consultants, employees, manufacturers and suppliers.

We will rely on the experience of outside consultants, employees, manufacturers and suppliers. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such employees or consultants could be obtained under conditions favorable to us.

We rely on Strategic relationships to promote our products.

We will rely on strategic partnerships with outside companies and individuals to promote and supply certain of our products, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain distributors who we feel could assist us with our promotion strategies. Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

We rely on our suppliers.

We will rely on key vendors and suppliers to provide high quality products and services on a consistent basis. The Company uses outside assembly facilities and contract manufacturers to produce quantities of materials these include, manufacturing facilities, warehouses, shippers, testing facilities and other critical vendor partners. The future success of the Company is contingent on the efforts and performance of these suppliers. Although in the past we have obtained adequate quantities of raw materials and finished product on acceptable terms to meet our requirements, we may have difficulty in locating or using alternative resources should supply problems arise with the current suppliers. An interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

There can be no assurance that we will generate sufficient revenues to support our operation or a positive cash flow.

There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of the Company's limited operating history and the nature of the markets in which it competes, the Company may not be able to accurately predict its revenues. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's operating results include, among others, demand for the products of the Company, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new or enhanced products and services by the Company or its competitors, the timing and number of new hires, changes in the Company's pricing policy or those of its competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of the company's products. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in the Company's operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the consumer goods industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

If we fail to protect our intellectual property, our planned business could be adversely affected.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

We may be subject to lawsuits related to products we purchase from our suppliers or the services performed by our providers.

In the future, we may be a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products we purchase from our approved manufacturers and suppliers. We intend to require our approved providers to have product liability insurance, but there can be no assurance that such product liability insurance will be sufficient to protect us against potential liability. Additionally, there is no certainty that we will not be named in an action for product liability. Such cases and claims may raise difficult and complex factual and legal issues and may be subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters or other claims, we may incur charges in excess of established reserves. Product liability lawsuits and claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers and joint venture partners. Our business, profitability and growth prospects could suffer if we face such negative publicity.

Risks Related to Our Products

We face a risk of defective products and, as a result, a damaged reputation.

If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to use our products, which could result in the loss of revenues. We may have to invest significant capital and other resources to correct these problems. Such expenditures to correct defects and the effect on our reputation could have a material adverse effect on the business, financial condition and results of operations of the Company.

We face the risk of product liability claims and uninsured losses.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. To date, no claim for damages has been asserted against the Company. There can be no assurance that liability claims will not exceed the coverage limits of any policies purchased by the Company or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to operate may be significantly impaired. In addition, liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company.

We have comprehensive insurance, including liability, fire, and extended coverage. Certain losses of a catastrophic nature such as from floods, tornadoes, thunderstorms and earthquakes are uninsurable or not economically insurable. Such "Acts of God," work stoppages, regulatory actions or other causes, could interrupt operations and adversely affect our business.

It is incumbent upon us to keep up with technological change so that our products can maintain their demand in the marketplace.

There can be no assurance that our competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and which render the Company's products obsolete or non-competitive. In addition, new technologies and procedures could be developed that replace or reduce the value of our products. Our success will depend in part on our ability to respond quickly to technological changes through the development and introduction of new products and to successfully market these products. There can be no assurance that new product development efforts will result in any commercially successful products. A failure to develop and successfully market new products could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Common Stock

If we issue additional securities in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of our common stock, with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

The price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Markets and a market is established and trading has begun, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will continue in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Our bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by them, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which they are made parties by reason of their being or having been our directors or officers.

We do not intend to pay dividends on the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock's price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

Due to factors beyond our control, our stock price may be volatile.

The market price for our common stock has been highly volatile at times. As long as the future market for our common stock is limited, shareholders may only be able to sell them at a loss.

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which would harm our business, operating results and financial condition.

We do not intend to pay dividends on any investment in the shares of common stock of our company and any gain on an investment in our common stock will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends on our common stock for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in our common stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 400 Spectrum Center Dr. #1620, Irvine, CA 92618.  This property is leased until __03/21/2024__ at a rate of $ __15,125___ per month.  We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Since approximately October 3, 2019, our common stock has been quoted on the OTC Pink Market, which is part of the OTC Market Group's quotation system. We were initially traded under the symbol "SHNC" but beginning in April 2020, our stock began trading under the symbol "VSBC".

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Prices (1)
	High	Low
FISCAL YEAR ENDED JANUARY 31, 2020
Fourth Quarter	$ 2.01	$ 2.01
Third Quarter	$ 0.04	$ 0.04

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 31, 2020, the Company had approximately 35 stockholders of record at Empire Stock Transfer Inc., and 10,902,006 shares of common stock were issued and outstanding.

Our registrar and transfer agent for our common stock is Empire Stock Transfer Inc.  Its address is 1859 Whitney Mesa Dr. |  Henderson, NV 89014, and their telephone number and facsimile are +(702) 818-5898 and +(702) 974-1444, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, "Securities Authorized for Issuance Under Equity Compensation Plans".

Recent Sales of Unregistered Securities

None during fiscal 2020.

Purchases of Our Equity Securities

No repurchases of our common stock were made during fiscal 2020.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

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

Results of Operations for the year ended January 31, 2020 and January 31, 2019:

Revenue and cost of goods sold

For the year ended January 31, 2020 and January 31, 2019 the Company generated total revenue of $0 and $17,180 from selling products to the customer. The cost of goods sold for the year ended January 31, 2020 and January 31, 2019 was $0 and $3,462, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2020 and January 31, 2019 were $0 and $36,114.  The operating expenses for the year ended January 31, 2019 included $6,943 of advertising expense; $1,062 of bank charges; $49 of communication expenses; $450 of depreciation; $1,300 of legal fees; $11,000 of audit fees; $2,868 of professional fees; $5,640 of rent expense; $3,800 of security system expense; $2000 of miscellaneous; $279 of loss on bad debts and $725 of utilities.

Net Loss

The net loss for the year ended January 31, 2020 and January 31, 2019 was $0 and $22,396 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2020, the Company had cash of $49958. The Company had a working capital deficit of $0.

During the year ended January 31, 2020, the Company used $0 of cash in operating activities due to 100% change of ownership and management.

During the year ended January 31, 2020 the Company used no cash in investing activities.

During the year ended January 31, 2020, the Company generated $0 of cash in financing activities.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred income(losses) from operations of $450 and $(16925) for the years ended January 31, 2019 and 2020, respectively, and had an accumulated deficit of $21896 at January 31, 2020. In addition, we used cash from operating activities of $105 for the year ended January 31, 2020.  These factors raise substantial doubt about our ability to continue as a going concern.

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain financing, further implement its business plan, and generate revenues.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to the existence of events of default under the Company’s outstanding debt obligations, which could trigger penalties. Furthermore, if our current indebtedness is not restructured, paid or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future. In the event we are unable to restructure, pay or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. We may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. .

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We have no significant interest-bearing assets and our convertible promissory notes and short-term loans are fixed rate securities. Our current exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks and the fair value of our invested securities. Although we do not believe that interest rate has had a material impact on our financial position or results of operations to date, increase in interest rates in the future could increase interest cost on our new debt and could adversely impact our ability to refinance existing debt and limit our acquisition and development activities.

Foreign Currency Exchange Risk

We currently have no significant exposure to foreign exchange risk.

Inflation Risk

Inflationary factors such as increases in the costs to acquire advertising rights and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer (who is the Company's principal executive officer) and the Company's chief financial officer, treasurer, and secretary (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company's disclosure controls and procedures was due to material weaknesses identified in the Company's internal control over financial reporting, described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of January 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.    OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Chu Pao-Chi		Chief Executive Officer and Chairperson of the Board	January 21, 2020
Kao Cheng-Hsiang		Corporate Secretary	January 21, 2020
Lin Jer-Li		Chief Technical Officer	January 21, 2020
Chen Yen Xun		Technical Vice-President	January 21, 2020

Each Director serves until our 2021 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Chu Pao-Chi

Chu Pao-Chi has been the Chairman of Mucho Biotech Co., Ltd., Chairman of Mucho Furich Co., Ltd. and Chairman of Mucho Biomedical Co., Ltd. from 2006 until the present.  He is a graduate of Fu Jen Catholic University, Taipei, Taiwan.

Kao Cheng-Hsiang

Kao Cheng-Hsiang has been the CEO of , Mucho Furich Co., Ltd.  From 2004 until 2016 he was a CEO of Mucho Biotech Co., Ltd.   He is a graduate of National Chengchi University, Department of Diplomacy.

Lin Jer-Li

Lin Jer-Li has been the Tech. VP of Mucho Biotech Co., Ltd. since 2017.  From 2010 until 2016 he was a Project manager of Da Jer Biotech Co., Ltd.  He is a graduate of National Taiwan University, MS, Institute of Biochemistry

Chen Yen Xun

Chen Yen Xun has been the Tech. VP of Mucho Biotech Co., Ltd. since 2017.  From 2010 until 2016 he was a Supervisor of Taiwan Cordyceps Association.  He is a graduate of National Taiwan University, MS, Institute of Fisheries Science.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.

been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity  Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2018, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics.

Committees of Board of Directors

There are currently no committees of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating or audit committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is a primary responsibility of the Company's management, the Board plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned certain task focusing on reviewing different areas including strategic, operational, financial and reporting, compensation, compliance, corporate governance and other risks to the relevant Board Committees as summarized above. Each Committee then reports to the full Board ensuring the Board's full involvement in carrying out its responsibility for risk management.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2019 and 2020, to the Named Executive Officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liu Shan Shan, former CEO, Director (1)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

Chu Pao-Chi CEO and Director (2)	2020	0	0	0	0	0	0	0	0

Kao Cheng-Hsiang, Secretary (2)	2020	0	0	0	0	0	0	0	0

Lin Jer-Li, Chief Technology Officer (2)	2020	0	0	0	0	0	0	0	0

Chen Yen Xun, Technical Vice-President (2)	2020	0	0	0	0	0	0	0	0

(1)

Resigned January 21, 2020

(2)

Appointed January 21, 2020

(1)

As required by SEC rules, amounts in the column "Stock Awards" present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ 718 Compensation—Stock Compensation ("FASB ASC 718"). The grant date fair value of each of the executives' award is measured based on the closing price of our common stock on the date of grant.

These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC's disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC's disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year.

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits.

Employment Agreements

The Company has not entered into employment agreements with our Named Executive Officers.

Grants of Plan-Based Awards

None

                                                                                                                                                  21

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Compensation paid to the Directors of the Company in 2019 and 2020 is disclosed above.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2021 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934, as amended, may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of January 31, 2020, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

The address for the director and named executive officers is 400 Spectrum Center Dr. #1620, Irvine, CA 92618.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned(2)

Directors and Executive Officers
Chu Pao-Chi	1,666,667	15.3%
Kao Cheng-Hsiang	800,000	7.3%
Executive officers and directors as a group (3 persons)	2,466,667	22.6%
5% or more stockholders
Li-Li Chu	2,666,666	24.5%

(1)

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 3, 2018.

(2)	Based solely on review of stockholders positions as reflected on the transfer agents records as of May 5, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Kho & Patel, Certified Public Accountants, is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended January 31, 2020. DylanFloyd Accounting & Consulting, was our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended January 31, 2019.

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years

Year Ended
January 31, 2020
Audit fees:(1)	$
Audit related fees:		—
Tax fees:		—
All other fees:	$	---
Total	$

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)

Reports of Independent Registered Public Accounting Firm

(ii)

Consolidated Balance Sheets as of January 31, 2019 and 2020

(iii)

Consolidated Statements of Operations and Comprehensive Loss for the years ended January 31, 2019 and 2020

(iv)

Consolidated Statement of Stockholders' Equity for the years ended January 31, 2019 and 2020

(v)

Consolidated Statements of Cash Flows for the years ended January 31, 2019 and 2020

(vi)

Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Chu Pao-Chi
Chu Pao-Chi
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: June 9, 2020

VITASPRING BIOMEDICAL CO. LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Shemn Corp. Opinion on the Financial Statements

We have audited the accompanying balance sheet of Shemn Corp. (the “Company”) as of January 31, 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended January 31, 2020, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and the results of its operations and its cash flows for the fiscal year ended January 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, available cash and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter – 2019 Financial Statements

The financial statements of Shemn Corp. as of and for the fiscal year end January 31, 2019, were audited by other auditors whose report thereon, dated April 24, 2019, expressed an unqualified opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Supplementary Information

The supplemental information contained in Schedule I has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principle generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

Very truly yours,

Douglas E. Faulkner, CPA

Kho & Patel, Certified Public Accountants A Professional Corporation

San Dimas, California April 26, 2020

We have served as the Company’s auditor since 2020.

A PROFESSIONAL CORPORATION · CERTIFIED PUBLIC ACCOUNTANTS · MANAGEMENT CONSULTANTS 160 E. ARROW HIGHWAY, SAN DIMAS, CA 91773-3336

V 909.971.1000 F 909.971.1001 WWW.KHOPATEL.COM

Shemn Corp.

BALANCE SHEETS

 JANUARY 31, 2020 AND 2019

ASSETS	January 31, 2020	January 31, 2019
Current Assets
Cash and cash equivalents	$-	105
Prepaid expenses	-	1,410
Inventory	-	8,492
Total Current Assets	-	10,007

PROPERTY AND EQUIPMENT
At cost, net of accumulated depreciation of $0 in 2020 and $825 in 2019	-	1,424
Total other assets	-	-

Total Assets	$-	11,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Advance from related party	$-	18,350
Total Current Liabilities	-	18,350

Total Liabilities	-	18,350
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value, 225,000,000 and 75,000,000 shares, respectively authorized 10,902,006 and 10,902,006 shares, respectively issued and outstanding	3,634	3,634
Additional paid in capital	18,262	18,262
Accumulated income (deficit)	(21,896)	(28,815)
Total Stockholder’s Equity (Deficit)	-	(6,919)

Total Liabilities and Stockholder’s Equity	$-	11,431

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2020 AND 2019

	Year ended January 31, 2020	Year ended January 31, 2019

REVENUES	$15,140	17,180
Cost of Goods Sold	13,445	3,462
Gross profit from operations	1,695	13,718
OPERATING EXPENSES
Selling, general and administrative expenses (Schedule I)	21,181	36,114
Loss from operations	(19,486)	(22,396)

Other income and (expense)
Other income	9,030	-
Loss from disposal	(975)	-
Gain from debt extinguishment	18,350	-
TOTAL OTHER INCOME, NET	26,405	-
Net income from operations before provision for income taxes	6,919	(22,396)
Provision for income tax benefit (expense)	-	-

NET INCOME (LOSS)	$6,916	(22,396)
NET LOSS PER SHARE: BASIC AND DILUTED	$-	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,902,006	9,820,448

See accompanying notes, which are an integral part of these financial statements

Shemn Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED JANUARY 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, January 31, 2018	3,000,000	$ 3,000	$ -	$ (6,374)	$ (3,419)
3:1 stock split	9,000,000	$ 3,000	$ -	$ -	$ 3,000
Shares issued	1,902,006	634	18,262	-	18,896
Net loss	-	-	-	(22,396)	(22,396)

Balance, January 31, 2019	10,902,006	$ 3,634	$ 18,262	$ (28,815)	$ (6,919)
Shares issued	-	-	-	-	-

Net income	-	-	-	6,919	6,919

Balance, January 31, 2020	10,902,006	$ 3,634	$ 18,262	$ (21,896)	$ -

The accompanying notes are an integral part of these statements.

Shemn Corp.,

STATEMENT OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2020 AND 2019

	Year ended January 31, 2020	Year ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 6,919	$ (22,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	450	450
Loss on disposal of fixed assets	975	-
Gain from debt extinguishment	(18,350)	-
Changes in assets and liabilities:
Prepaid expenses	1,409	(1,410)
Inventory	8,492	(2,682)
Accounts payable	-	(1,410)
Customer deposits	-	6,800)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	105	(34,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	10,250
Proceeds from sale of common stock	-	18,896
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	29,146

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	(105)	(5,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	105	5,207

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$ 0	$ 105

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$ 0	$ 0
Interest expense paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

                       Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020 (AUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Shemn Corp. (“the Company”) was incorporated in the State of Nevada on September 6, 2016 and commenced to produce and distribute leather purses and other leather products.

Refer to Note 10 (Subsequent Events) regarding the Company’s plan for new product lines.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $21,896 and a negative cash flow from operations amounting to $105 for the fiscal year ended January 31, 2020. The Company had $15,140 in revenues for the fiscal year ended January 31, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash equivalents as of January 31, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of January 31, 2020.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in raw materials inventory as of January 31, 2020.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of January 31, 2020.

F-7

                           Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

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

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short- term maturity.

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

c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the fiscal year ended January 31, 2020 the Company generated $15,140 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2020, there were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

F-7

                            Shemn Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020 (AUDITED)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non- monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Recent Accounting Pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

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

Note 4 – LOAN FROM DIRECTOR

As of January 31, 2020, the balance due to the director was $0.

Note 5 – RELATED PARTY

As noted in Note 6 (Common Stock), a change of 100% of Company’s ownership occurred effectively on January 21, 2020. As part of the ownership change, all of the Company’s assets were removed by the prior shareholders resulting in a loss from assets disposition in the amount of $975; and all the outstanding loans due to the prior director were forgiven, resulting in a gain from debt extinguishment in the amount of $18,350 for the fiscal year ended January 31, 2020.

F-7

Shemn Corp.

                                                           NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020 (AUDITED)

Note 6 – COMMON STOCK

The number of authorized shares of common stock under the Certificate of Incorporation was 75,000,000, $0.001 par value, when the Company was incorporated on September 6, 2016. The number of authorized shares of common stock under the Certificate of Incorporation was amended to 225,000,000 shares on November 29, 2018.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of

$3,000 at $0.001 per share par value. Par value was used because company had just begun and had no value beyond par value at this stage.

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

On November 29, 2018, the Company amended its articles of incorporation, to affect a 3 to 1 stock split for the Company. At a special meeting on November 1, 2018, the majority of shareholders approved the amendment to the articles of incorporation. On December 12, 2018, the Company filed an 8-K Form regarding the split procedure. The Stock Split increased the number of shares of common stock from 2,030,000 to 6,090,000 shares. The number of restricted shares of common stock increased from 3,000,000 to 9,000,000 shares. The number of authorized shares of common stock under the Certificate of Incorporation was adjusted to 225,000,000 shares.

There were 10,902,006 shares of common stock issued and outstanding as of January 31, 2019.

Effective on January 21, 2020, Liu Shan Shan, the previous sole officer and director and a majority shareholder of the Company owning a total of 82.55% of the issued and outstanding shares of common stock of the Company, together with all other minority shareholders (31) of the Company owning an aggregate of 17.45% of the issued and outstanding shares of common stock of the Company, entered into stock purchase agreement for the sale of 100% of the outstanding shares of common stock of the Company (10,902,006 shares), to a group of purchasers (32), including Li-Li Chu (2,666,666 shares); the incoming CEO, Chu Pao-Chi (1,666,667 shares); and the incoming Secretary, Kao Chen-Hsiang (800,000 shares).

There were 10,902,006 shares of common stock issued and outstanding as of January 31, 2020.

Note 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the fiscal year ended January 31, 2020 the Company incurred $21,181 in selling, general and administrative expenses. See financial statements – supplemental schedule I for details.

F-7

Shemn Corp.

                                                              NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020 (AUDITED)

Note 8 – COMMITMENTS AND CONTINGENCIES

None

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2020, the Company had net operating loss carry forwards of approximately $21,896 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred  tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2020 was approximately $4,598. The net change in valuation allowance during the year ended January 31, 2020 was $1,453. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2020. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

January 31, 2020		January 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(4,598)	$ (6,051)
Valuation allowance	4,598	6,051
Net deferred tax assets	$-	$ -

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years as follows:

January 31, 2020		January 31, 2019
Computed “expected” tax expense (benefit)	$(1,453)	$ (4,703)
Change in valuation allowance	1,453	4,703
Actual tax expense (benefit)	$-	$ -

Shemn Corp.

                                                          NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020 (AUDITED)

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2020 through the date these financial statements were issued and has determined that the material subsequent events to disclose in these financial statements as follows:

As noted in Note 6 (Common Stock), a change of 100% of Company’s ownership occurred effectively on January 21, 2020. As a result, the Company changed its Company name from Shemn Corp. to VitaSpring Biomedical Co. Ltd. on February 17, 2020. Under new management, the Company ceased producing and distributing leather products. The Company plans to distribute healthcare related products.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread through the United States. While the Company continues its planning stage for new product lines, the related financial impact of COVID-19 cannot be reasonably estimated at this time.

SUPPLEMENTARY INFORMATION

SHEMN CORP.

SUPPLEMENTARY INFORMATION

SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

FOR THE FISCAL YEARS ENDED JANUARY 31, 2020 AND 2019

	2020	2019
Advertising and marketing	$ -	$ 6,943
Bad debt	-	279
Depreciation expense	450	450
Office expense	398	6,909
Professional fees	15,163	15,168
Rent	5,170	5,640
Utilities	-	725
Total selling, general and administrative expenses	$ 21,181	$ 36,114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUR NATURALS, INC

	By:	/s/ Chu Pao-Chi
Chu Pao-Chi
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: June 9, 2020