Form 10-Q
period 2020-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2020-06-19
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-216465

VITASPRING BIOMEDICAL CO. LTD.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1836726

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Spectrum Center Dr. #1620

Irvine, CA 92618

 (Address of principal executive offices, Zip Code)

(949)202-9235

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ⌧ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,902,006

EXPLANATORY NOTE

On June 15, 2020, the Company filed a “Notification of Late Filing” on Form 12b-25 pursuant to Rule 12b-25 of the Exchange Act to further delay the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020.  In reliance upon the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”) we have further delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 (the “Report”) due to circumstances related to the coronavirus disease 2019 (“COVID-19”).]

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended April 30, 2020

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Balance Sheets APRIL 30, 2020 AND JANUARY 31, 2020

ASSETS
	(Unaudited)
	April 30, 2020	January 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$ 893	$ -

Total current assets	893	-

Total assets	$ 893	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Credit card liability	$ 8,660	$ -
Advance from related party	9,978	-

Total current liabilities	18,638	-

Total liabilities	18,638	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 225,000,000 and
75,000,000 shares, respectively authorized
10,902,006 and 10,902,006 shares, respectively issued
and outstanding	3,634	3,634
Additional paid-in capital	18,262	18,262
Accumulated deficit	(39,641)	(21,896)

Total stockholders' deficit	(17,745)	-

Total liabilities and stockholders' deficit	$ 893	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

3 VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Statements of Operations THREE MONTH ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Three months ended
	April 30, 2020	April 30, 2019

Revenues	$ -	$ 7,215

Cost of goods sold	-	904

Gross profit from operations	-	6,311

Operating expenses:
Selling, general and administrative expenses (Schedule I)	17,745	14,821
Loss from operations	(17,745)	(8,510)

Net loss from operations before
provision for income tax benefit (expense)	(17,745)	(8,510)

Provision for income tax benefit (expense)	-	-

Net loss	$ (17,745)	$ (8,510)

Net loss per share: Basic and diluted	$ -	$ -

Weighted average number of
shares outstanding: Basic and
diluted	10,902,006	10,902,006

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Statements of Cash Flows THREE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

	Three months ended
	April 30, 2020	April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,745)	$ (8,510)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	-	112
Changes in assets and liabilities:
Prepaid expenses	-	1,410
Inventory	-	904
#REF!	-	7,600
Credit card liability	8,660	-
Advance from related party	9,978	-

Net cash provided by operating activities	893	1,516

Net increase in cash and cash equivalents	893	1,516

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	-	105

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$ 893	$ 1,621

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. Consolidated Statement of Shareholders' Equity(deficit) THREE MONTHS ENDED APRIL 30, 2020 (UNAUDITED)
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, January 31, 2020	10,902,006	$ 3,634	$ 18,262	$ (21,896)	$ -

Net loss	-	-	-	(17,745)	(17,745)

Balance, April 30, 2020	10,902,006	$ 3,634	$ 18,262	$ (39,641)	$ (17,745)

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

VITASPRING BIOMEDICAL CO. LTD.

Three Months ended April 30, 2020 and 2019

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd (formerly Shemn Corp.) (“the Company”) was incorporated in the State of Nevada on September 6, 2016. The Company plans to distribute healthcare related products.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $39,641 and a positive cash flow from operations amounting to $893 for the three months ended April 30, 2020. The Company had $0 in revenues for the three months ended April 30, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $893 of cash equivalents as of April 30, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of April 30, 2020.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in raw materials inventory as of April 30, 2020.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of April 30, 2020.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $8,660 in credit card liability as of April 30, 2020.

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

c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended April 30, 2020, the Company generated $0 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2020, there were no differences between our comprehensive loss and net loss.

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

Note 4 – ADVANCE FROM RELATED PARTY

During February 2020, one of the Company’s major shareholders, related party, advanced to the Company $9,978. The advance is unsecured, non-interest bearing and due on demand. The shareholder advance amounted to $9,978 at April 30, 2020.

Note 5 – COMMON STOCK

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

There were 10,902,006 shares of common stock issued and outstanding as of April 30, 2020.

Note 6 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended April 30, 2020, the Company incurred $17,745 in selling, general and administrative expenses. See financial statements – supplementary information schedule I for details.

Note 7 – COMMITMENTS AND CONTINGENCIES

None

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2020, the Company had net operating loss carry forwards of approximately $39,642 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred  tax asset relating to these tax loss carry-forwards.

The valuation allowance at April 30, 2020 was approximately $8,325. The net change in valuation allowance during the three months ended April 30, 2020 was $3,727. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2020. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

April 30, 2020			January 31, 2020
Non-current deferred tax assets	$		- $	- $
Net-operating loss carry forwards		8,325		4,598
Valuation allowance	(8,325)		(4,598)
Net-deferred tax assets		$-		$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended April 30, 2020 are as follows:

April 30, 2020		January 31, 2020
Computed “expected tax expense (benefit)	$(3,727)	$(1,453)
Change in valuation allowance	3,727	1,453
Actual tax expense (benefit)	$-	$-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2020 through the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL

April 30, 2020 (UNAUDITED)

SUPPLEMENTARY INFORMATION

VITASPRING BIOMEDICAL CO., LTD
SUPPLEMENTARY INFORMATION
SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
THREE MONTHS ENDED APRIL 30, 2020 AND 2019
(UNAUDITED)

	Three months ended
	April 30, 2020	April 30, 2019

Bank charges	$ 85	$ 125
Depreciation expense	-	112
Office expense	510	18
Professional fees	17,150	13,156
Rent	-	1,410
Telephone	511	20

Total selling, general and administrative expenses	$ 17,745	$ 14,821

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

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

Results of Operations for the Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

Revenue and cost of goods sold

For the three months ended April 30, 2020 and April 30, 2020 the Company generated total revenue of $0 and $7,215 from selling products to the customer. The cost of goods sold for the year ended April 30, 2020 and April 30, 2019 was $0 and $904, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended April 30, 2020 and April 30, 2019 were $17,745 and $14,821.  The increase was primarily related to increased general and administrative expenses.  The operating expenses for the year ended April 30, 2019 including consultants for marketing services and professional fees relating to our SEC filings.

Net Loss

The net loss for the year ended April 30, 2020 and April 30, 2019 was $17,745 and $8,510 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended April 30, 2020, the Company had cash of $893. The Company had a working capital deficit of $17,745.

During the year ended April 30, 2020, the Company used $893 of cash in operating activities.

During the year ended April 30, 2020 the Company used no cash in investing activities.

During the year ended April 30, 2020, the Company generated $0 of cash in financing activities.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $17,745 and $8,510 for the three months ended April 30, 2019 and 2020, respectively, and had an accumulated deficit of $39,641 at April 30, 2020. In addition, we used cash from operating activities of $893 for the year ended April 30, 2020.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of April 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2020	VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Chu Pao-Chi
Chu Pao-Chi Chief Executive Officer

(Principal Executive Officer)