Form 10-Q
period 2020-07-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2020-09-28
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-216465

VITASPRING BIOMEDICAL CO. LTD.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1836726

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2372 Morse Ave. #950

Irvine, CA 92614

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	54,510,030

On September 14, 2020, the Company filed a “Notification of Late Filing” on Form 12b-25 pursuant to Rule 12b-25 of the Exchange Act to further delay the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.  In reliance upon the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”) we have further delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 (the “Report”) due to circumstances related to the coronavirus disease 2019 (“COVID-19”).]

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended July 31, 2020

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Balance Sheets
JULY 31, 2020 AND JANUARY 31, 2020

ASSETS

	(Unaudited)
	July 31, 2020	January 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$ 728	$ -

Total current assets	728	-

OTHER ASSETS
Unfunded deposit	30,250	-

Total other assets	30,250	-

Total assets	$ 30,978	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 90,880	$ -
Credit card liabilities	15,200	-
Advance from related party	33,258	-

Total current liabilities	139,338	-

Total liabilities	139,338	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 and
75,000,000 shares, respectively authorized
54,510,030 and 10,902,006 shares, respectively issued
and outstanding	3,634	3,634
Additional paid-in capital	18,262	18,262
Accumulated deficit	(130,256)	(21,896)

Total stockholders' deficit	(108,360)	-

Total liabilities and stockholders' deficit	$ 30,978	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Statements of Operations
THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2020 AND 2019
(UNAUDITED)

	Three months ended		Six months ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019

Revenues	$ -	$ 3,975	$ -	$ 11,190

Cost of goods sold	-	512	-	1,415
Gross profit from operations	-	3,463	-	9,775

Operating expenses:
Selling, general and administrative expenses (Schedule I)	90,615	2,701	108,360	17,522

Income (loss) from operations	(90,615)	762	(108,360)	(7,747)

Net income (loss) from operations before
provision for income tax benefit (expense)	(90,615)	762	(108,360)	(7,747)

Provision for income tax benefit (expense)	-	-	-	-

Net income (loss)	$ (90,615)	$ 762	$ (108,360)	$ (7,747)

Net loss per share: Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of
shares outstanding: Basic and
diluted	52,377,029	10,902,006	27,674,323	10,902,006

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Statements of Cash Flows
SIX MONTHS ENDED JULY 31, 2020 AND 2019
(UNAUDITED)

	Six months ended
	July 31, 2020	July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (108,360)	$ (7,747)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	-	225
Changes in assets and liabilities:
Prepaid expenses	-	1,410
Inventory	-	1,415
Accounts payable and accrued liabilities	60,630	5,010
Credit card liabilities	15,200	-
Advance from related party	33,258	-

Net cash provided by operating activities	728	313

Net increase in cash and cash equivalents	728	313

CASH AND CASH EQUIVALENTS, February 1	-	105

CASH AND CASH EQUIVALENTS, July 31	$ 728	$ 418

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

Supplemental schedule of non-cash operating and financing activities:
Accrued unfunded security deposit	$ 30,250	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. Consolidated Statement of Shareholders' Equity
SIX MONTHS ENDED JULY 31, 2020
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, January 31, 2020	10,902,006	$ 3,634	$ 18,262	$ (21,896)	$ -

Balances prior to 5:1 stock split

5:1 stock split	43,608,024	-	-	-	-

Net loss	-	-	-	(108,360)	(108,360)

Balance, July 31, 2020	54,510,030	$ 3,634	$ 18,262	$ (130,256)	$ (108,360)

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

Six Months ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd (formerly Shemn Corp.) (“the Company”) was incorporated in the State of Nevada on September 6, 2016.  The Company plans to distribute healthcare related products.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $130,256 and a positive cash flow from operations amounting to $728 for the six months ended July 31, 2020. The Company had $0 in revenues for the three and six months ended July 31, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $728 of cash equivalents as of July 31, 2020.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value.  Unfunded Deposit represents a security deposit due for the Irvine lease in the amount of $30,250, but as of July 31, 2020, has not been funded.  The Company had $30,250 in prepaid expenses and deposits as of July 31, 2020.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in raw materials inventory as of July 31, 2020.

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

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services.  Accrued liabilities represent unpaid goods and services.  The Company had $90,880 in accounts payable and accrued liabilities as of July 31, 2020.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges.  The Company had $15,200 in credit card liability as of July 31, 2020.  Within this credit card liability balance, $15,085 was due to one of the Company’s major shareholders, related party, as of July 31, 2020.

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three and six months ended July 31, 2020, the Company generated $0 in revenue.

 VITASPRING BIOMEDICAL CO. LTD.

Six Months Ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2020, there were no differences between our comprehensive loss and net loss.

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

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

Note 4 – ADVANCE FROM RELATED PARTY

During the six month period ended July 31, 2020, one of the Company’s major shareholders, a related party, advanced to the Company $33,258. The advance is unsecured, non-interest bearing and due on demand.  The shareholder advance amounted to $33,258 at July 31, 2020.

Note 5 – COMMON STOCK

The number of authorized shares of common stock under the Certificate of Incorporation was 75,000,000, $0.001 par value, when the Company was incorporated on September 6, 2016. The number of authorized shares of common stock under the Certificate of Incorporation was amended to 225,000,000 shares on November 29, 2018. The number of authorized shares of common stock under the Certificate of Incorporation was amended to 500,000,000 shares, $0.0001 par value, on May 22, 2020.

On January 26, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because the Company had just begun and had no value beyond par value at this stage.

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

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 5 – COMMON STOCK (Continued)

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

On May 12, 2020, the Company amended its articles of incorporation to affect the following: (a) the number of authorized shares of common stock under the Certificate of Incorporation was amended to 500,000,000 shares, having a $0.0001 par value; (b) a stock split on a 1:5 basis, such that each share of the issued and outstanding Common stock of the Corporation be forward split into five (5) shares of Common stock of the Corporation, effective on June 8, 2020 (the “Record Date”).

On July 14, 2020, the Company filed an 8-K Form regarding the Board of Directors approvals of the following: (1) the issuance of up to 16,468,400 shares of common stock to certain non-U.S. accredited investors, at a purchase price of $0.50 per share, and (2) the issuance of up to 131,891,600 shares of common stock, at par value, to non-U.S. consultants, directors, and employees.

There were 54,510,030 shares of common stock issued and outstanding as of July 31, 2020.

Note 6 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended July 31, 2020, the Company incurred $90,615 and $108,360 in selling, general and administrative expenses, respectively. See financial statements – supplementary information schedule I for details.

Note 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has a non-cancelable operating lease agreement for an office facility in Irvine, California.  The lease expire through March 2024.  Facility payments range from $15,125 to $17,295 per month, subject to future rent escalations.  Facility expense for the office facility for the three and six months ended July 31, 2020 amounted to $0 and $60,500, respectively.

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease Commitment (continued)

Future non-cancelable minimum facility payments for the office facility as of July 31, 2020 are as follows:

Period Ending January 31,
2021 (1)	$90,750
2022	188,400
2023	403,048
2024	51,885

Total	$734,083

(1) Excludes six months ended July 31, 2020.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2020, the Company had net operating loss carry forwards of $130,256 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at July 31, 2020 was $27,354. The net change in valuation allowance during the six months ended July 31, 2020 was $22, 756. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2020.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	July 31, 2020	January 31, 2020
Non-current deferred tax assets	$-	$-
Net-operating loss carry forwards	27,354	4,598
Valuation allowance	(27,354)	(4,598)

Net-deferred tax assets	$-	$-

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 8 – INCOME TAXES (Continued)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended July 31, 2020 are as follows:

	July 31, 2020	January 31, 2020
Computed “expected tax expense (benefit)	$(22,756)	$(1,453)
Change in valuation allowance	22,756	1,453

Actual tax expense (benefit)	$-	$-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2020 through the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2020 and 2019

Notes to the Financial Statements

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

Recent Developments

Stock Split

On May 12, 2020, the Company amended its articles of incorporation to affect the following: (a) the number of authorized shares of common stock under the Certificate of Incorporation was amended to 500,000,000 shares, having a $0.0001 par value; (b) a stock split on a 1:5 basis, such that each share of the issued and outstanding Common stock of the Corporation be forward split into five (5) shares of Common stock of the Corporation, effective on June 8, 2020 (the “Record Date”).

Business Plan

We have been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2019. A change of 100% of Company’s ownership occurred effectively on January 21, 2020. As a result, we changed Company name from Shemn Corp. to VitaSpring Biomedical Co. Ltd. on February 17, 2020. Under new management, we ceased producing and distributing leather products. Our sole objective is to develop new drugs of cell medicine. We also plan to establish a GTP cell production center in Taiwan for the production of X.MSC cytopharmaceuticals. The estimated annual output is the amount sufficient for 10,000 people (20 million cells/ does). The GTP cell center is currently planning mass production in August, 2020.

We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

Results of Operations for the Six Months Ended July 31, 2020 Compared to the Six months ended July 31, 2019

Revenue and cost of goods sold

For the six months ended July 31, 2020 and July 31, 2019 the Company generated total revenue of $0 and $11,190 from selling products to the customer. The cost of goods sold for the year ended July 31, 2020 and July 31, 2019 was $0 and $1415, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended July 31, 2020 and July 31, 2019 were $108,360 and $17,522.  The increase was primarily related to increased professional fees and Facility expense.

Net Loss

The net loss for the year ended July 31, 2020 and July 31, 2019 was $108,360 and $7,747 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended July 31, 2020, the Company had cash of $728. The Company had a working capital deficit of $108,360.

During the year ended July 31, 2020, the Company used $728 of cash in operating activities.

During the year ended July 31, 2020 the Company used no cash in investing activities.

During the year ended July 31, 2020, the Company generated $0 of cash in financing activities.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $108,360 and $7,747 for the six months ended July 31, 2019 and 2020, respectively, and had an accumulated deficit of $130,256 at July 31, 2020. In addition, we used cash from operating activities of $728 for the year ended July 31, 2020.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of July 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2020	VitaSpring Biomedical Co., Ltd.

	By:	/s/ Chu Pao-Chi
Chu Pao-Chi Chief Executive Officer

(Principal Executive Officer)