Form 10-Q
period 2020-10-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2020-12-15
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-216465

VITASPRING BIOMEDICAL CO. LTD.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1836726

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2372 Morse Ave., #950

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	54,510,030

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended October 31, 2020

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Balance Sheets

OCTOBER 31, 2020 AND JANUARY 31, 2020

ASSETS

	(Unaudited)
	October 31, 2020	January 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$ 728	$ -

Total current assets	728	-

Total assets	$ 80,380	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Advance from related party	$ 80,380	$ -

Total current liabilities	80,380	-

Total liabilities	80,380	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 and
75,000,000 shares, respectively authorized
54,510,030 and 10,902,006 shares, respectively issued
and outstanding	3,634	3,634
Additional paid-in capital	18,262	18,262
Accumulated deficit	(101,548)	(21,896)

Total stockholders' deficit	(79,652)	-

Total liabilities and stockholders' deficit	$ 728	$ -

                        See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

4 VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Statements of Operations

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019
(UNAUDITED)

	Three months ended		Nine months ended
	October 31, 2020	July 31, 2019	October 31, 2020	July 31, 2019

Revenues	$ -	$ -	$ -	$ 11,190

Cost of goods sold	-	3,538	-	4,953
Gross profit from operations	-	3,538	-	6,237

Operating expenses:
Selling, general and administrative expenses (Schedule I)	31,792	2,607	79,652	20,129

Income (loss) from operations	(31,792)	(6,145)	(79,652)	(13,892)

Net income (loss) from operations before
provision for income tax benefit (expense)	(31,792)	(6,145)	(79,652)	(13,892)

Provision for income tax benefit (expense)	-	-	-	-

Net income (loss)	$ (31,792)	$ (6,145)	$ (79,652)	$ (13,892)

Net loss per share: Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of
shares outstanding: Basic and
diluted	54,510,030	10,902,006	36,684,852	10,902,006

                          See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. Consolidated Condensed Statements of Cash Flows

NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019
(UNAUDITED)

	Nine months ended
	October 31, 2020	October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (79,652)	$ (13,892)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	-	337
Changes in assets and liabilities:
Prepaid expenses	-	6,364
Accounts payable and accrued liabilities	-	6,420
Advance from related party	80,380	800

Net cash provided by operating activities	728	29

Net increase in cash and cash equivalents	728	29

CASH AND CASH EQUIVALENTS, February 1	-	105

CASH AND CASH EQUIVALENTS, October 31	$ 728	$ 134

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD.

Consolidated Statement of Shareholders' Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, January 31, 2020	10,902,006	$ 3,634	$ 18,262	$ (21,896)	$ -

5:1 stock split	43,608,024	-	-	-	-

Net loss	-	-	-	(79,652)	(79,652)

Balance, October 31, 2020	54,510,030	$ 3,634	$ 18,262	$ (101,548)	$ (79,652)

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

Nine months ended October 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd (formerly Shemn Corp.) (“the Company”) was incorporated in the State of Nevada on September 6, 2016.  The Company plans to distribute healthcare related products.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $101,548 and a positive cash flow from operations amounting to $728 for the nine months ended October 31, 2020. The Company had $0 in revenues for the nine months ended October 31, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $728 of cash equivalents as of October 31, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of October 31, 2020.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in raw materials inventory as of October 31, 2020.

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

 VITASPRING BIOMEDICAL CO. LTD.

Nine months ended October 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of October 31, 2020.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges.  The Company had $0 in credit card liability as of October 31, 2020.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2020, the Company generated $0 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

 VITASPRING BIOMEDICAL CO. LTD.

Nine months Ended October 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2020, there were no differences between our comprehensive loss and net loss.

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

 VITASPRING BIOMEDICAL CO. LTD.

Nine months ended October 31, 2020 and 2019

Notes to the Financial Statements

(Unaudited)

Note 4 – ADVANCE FROM RELATED PARTY

During the nine months ended October 31, 2020, one of the Company’s major shareholders, a related party, advanced to the Company $80,380. The advances are unsecured, non-interest bearing and due on demand. The shareholder advances amounted to $80,380 on October 31, 2020.

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

On January 26, 2017, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share par value. Par value was used because the Company had just begun and had no value beyond par value at this stage.

In March 2018, the Company issued 17,667 shares of common stock for cash proceeds of $515 at $0.03 per share par value.

In April 2018, the Company issued 20,500 shares of common stock for cash proceeds of $587 at $0.03 per share par value.

In May 2018, the Company issued 60,000 shares of common stock for cash proceeds of $1,719 at $0.03 per share par value.

In August 2018, the Company issued 239,166 shares of common stock for cash proceeds of $7,175 at $0.03 per share par value.

In September 2018, the Company issued 112,000 shares of common stock for cash proceeds of $3,360 at $0.03 per share par value.

In October 2018, the Company issued 184,669 shares of common stock for cash proceeds of $5,540 at $0.03 per share par value.

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

On July 14, 2020, the Company filed an 8-K Form regarding the Board of Directors approvals of the following, as amended via Form 8-K filed on August 4, 2020: (1) the issuance of up to 16,468,400 shares of common stock to certain non-U.S. accredited investors, at a purchase price of $0.005 per share, and (2) the issuance of up to 131,891,600 shares of common stock, at par value, to non-U.S. consultants, directors, and employees.

There were 54,510,030 shares of common stock issued and outstanding as of October 31, 2020.

Note 6 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three and nine months ended October 31, 2020, the Company incurred $31,792 and $79,652 in selling, general and administrative expenses, respectively. See financial statements – supplementary information schedule I for details.

Note 7 – COMMITMENTS AND CONTINGENCIES

Operating Sublease Commitment

On March 2, 2020, the Company entered into a non-cancelable operating sublease agreement with a sublessor for an office facility in Irvine, California. The sublease agreement was set to continue through March 2024; however, the sublease agreement was cancelled in 2020 due to the Covid-19 pandemic. Facility payments would have ranged from $15,125 to $17,295 per month, subject to future rent escalations.

The Company did not take possession of the subleased premises as the subleased premises was not delivered on or after the commencement date due to the Covid-19 pandemic. The Company has not partially or totally occupied the premises since the start date of the sublease agreement. On November 11, 2020, the Company informed the sublessor that it shall not be responsible for all monetary obligations of the sublessee to the sublessor under the terms of the sublease agreement and consider the sublease agreement null and void. Accordingly, all prior accrued account balances were reversed out during the 3rd quarter.

Facility expense for the office facility for the three and nine months ended October 31, 2020 amounted to $0 and $0, respectively.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2020, the Company had net operating loss carry forwards of $101,549 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2020 was $21,325. The net change in valuation allowance during the nine months ended October 31, 2020 was $16,727 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2020. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2020	January 31, 2020
Non-current deferred tax assets	$-	$-
Net-operating loss carry forwards	21,325	4,598
Valuation allowance	(21,325)	(4,598)

Net-deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2020 are as follows:

	October 31, 2020	January 31, 2020
Computed “expected tax expense (benefit)	$(16,727)	$(1,453)
Change in valuation allowance	16,727	1,453

Actual tax expense (benefit)	$-	$-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2020 through the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

SUPPLEMENTARY INFORMATION

VITASPRING BIOMEDICAL CO., LTD

SUPPLEMENTARY INFORMATION

SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

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

None.

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

Results of Operations for the Nine months Ended October 31, 2020 Compared to the Nine months ended October 31, 2019

Revenue and cost of goods sold

For the nine months ended October 31, 2020 and October 31, 2019 the Company generated total revenue of $ 0 and $11,190 from selling products to the customer. The cost of goods sold for the quarter ended October 31, 2020 and October 31, 2019 was $ 0 and $4,953, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the quarter ended October 31, 2020 and October 31, 2019 were $31,792 and $6,145.  The increase was primarily related to increased selling, general and administrative expenses.  The operating expenses for the nine months ended October 31, 2020 included professional fees and Facility expenses.

Net Loss

The net loss for the quarter ended October 31, 2020 and October 31, 2019 was $31,792 and $6,145 accordingly.

Liquidity and Capital Resources and Cash Requirements

At October 31, 2020, the Company had cash of $728.

During the quarter ended October 31, 2020, the Company used $728 of cash in operating activities.

During the quarter ended October 31, 2020 the Company used no cash in investing activities.

During the quarter ended October 31, 2020, the Company generated $ 0 of cash in financing activities.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $31,792 and $6,145 for the nine months ended October 31, 2020 and 2019, respectively, and had an accumulated deficit of $101,548 at October 31, 2020. In addition, we used cash from operating activities of $728 for the quarter ended October 31, 2020.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of October 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

On July 14, 2020, the Board of Directors of the Company approved the issuance of approximately16,468,400 shares of common stock to certain non-U.S. accredited investors at a purchase price of $0.005 per share.

In addition, on July 14, 2020, the Board of Directors approved the issuance of 131,891,600 shares of common stock at par value to non-U.S. based consultants, directors, and employees, as follows:

Recipient(LAST, FIRST)	Number of Shares
LING, THAI-YEN	6,750,000
HUANG, YEN-HUA	6,750,000
CHU, PAO-CHI	16,139,850
KAO, CHENG-HSIANG	7,500,000
CHU, LI-LI	26,666,650
LEE, HSUN-CHIH	1,166,650
LIN, CHE-LI	166,675
CHEN, YEN-HSUN	166,675
CHENG, EN-JOU	5,131,600
TSAI, YUEH-CHUAN	2,693,500
CHU, LIN-LIN	4,000,000
HAN, TSAI-TING	3,150,000
HAN, YI-TING	3,150,000
SUEN, FUK-CHUEN	4,200,000
HAN, TSAI-TING	10,000,000
HAN, YI-TING	10,000,000
TSAI, YUHE-CHUAN	4,000,000
LI, MANG-HSUEH	3,000,000
YEH, HSIAO-FANG	3,000,000
FONG, AN-ZHEN	1,000,000
CHU, YUN-YUAN	1,000,000
KUO, HENG-TSUN	1,000,000
LIN, YIH TZONG	300,000
CHAN, YU-MEI	800,000
CHOU, HUI-CHUAN	1,200,000
LEOW, CHONG NGAN	1,200,000
WANG, HSUAN-CHEN	600,000
LEE, SHY-MING	200,000
LIU, JAN-WEI	200,000
MENG, CHING-LI	50,000
YANG, YUNG-ERH	1,000,000
CHEN, TZU-KUO	250,000
WU, MENG-SHIUE	250,000
WU, CHIA-JUNG	100,000
SU, YU-TING	100,000
LAI, SSU-CHUAN	100,000
TSUI, MEI-LAN	100,000
TING, CHTEN-CHUNG	100,000
HU, YOA-PU	100,000
SU, MENG-CHUN	300,000
CHEN, KUO-RONG	700,000
CHANG, SHYI	200,000
LIN, CHE-LI	1,000,000
CHEN, YEN-HSUN	1,000,000
CHENG, EN-JOU	300,000
YEH, HSIAO-FANG	300,000
LI, MENG-HSUEH	150,000
KO, YEN-YEN	30,000
CHANG, YING-MEI	20,000
HUANG, WUN-YAN	30,000
HUANG, MU-CHUAN	20,000
SUEN, FUK CHUEN	500,000
LIAO, HUI-YU	30,000
CHU, HSUEH-PING	10,000
HSU, SHU-MIN	20,000
LEE, HSUN-CHIH	2,800,000

On November 24, 2020, the Board of Directors of the Company approved the issuance of approximately 6,223,520 shares of common stock at a deemed price of $0.005 per share for services to certain non-US founders of the Company, including the following:

Thai-Yen Ling, 583,335 shares;

Yen-Hua Huang, 583,335 shares;

Pao-Chi Chu, 526,815 shares;

Cheng-Hsiang Kao, 500,000 shares;

Hsu-Chih Lee, 500,015 shares;

Che-Li Lin, 500,000 shares;

Yen-Husn Chen,500,000 shares;

Yueh-CHuan Tsai, 250,000 shares; and

Fuk-Chen Suen, 2,290,020 shares.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2020	VITASPRING BIOMEDICAL CO., LTD.

	By:	/s/ Chu Pao-Chi
Chu Pao-Chi Chief Executive Officer

(Principal Executive Officer)