Form 10-K
period 2021-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2021-04-14
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 333-216465

VITASPRING BIOMEDICAL CO. LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1836726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2372 Morse Ave., #950

Irvine, CA 92614

 (Address of principal executive offices)

(949) 202-9235

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	209,670,030

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended January 31, 2021, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company's or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

 Our corporate headquarters are located at 2372 Morse Ave., #950, Irvine, CA 92614.  Our telephone number is (949)202-9235. We maintain a website at www.vitaspirng 8888.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC

ITEM 1A. RISK FACTORS

Risks Related to Our Company

COVID-19 Related Risks.

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

We have not generated any profit from operations since our inception. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $1,000,000 to 3,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $45,398.  We do not expect to raise significant capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

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

Our future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and consumption of X-exesome and X-MSC products. We believe, and our growth expectations assume, that the markets for our suite of products will continue to grow, that we will increase our penetration of these markets and that our anticipated revenue from selling into this market will continue to increase.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 2372 Morse Ave., #950, Irvine, CA 92617.  This property is leased until March 21, 2024.  We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

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

Closing Prices (1)
	High	Low
FISCAL YEAR ENDED JANUARY 31, 2021
Fourth Quarter	$ 12.00	$ 12.00
Third Quarter	$ 11.00	$ 2.01

Second Quarter	$ 2.01	$ 0.55
First Quarter	$ 0.55	$ 0.40

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 31, 2021, the Company had approximately 227 stockholders of record at Empire Stock Transfer Inc., and 209,670,030 shares of common stock were issued and outstanding.

Our registrar and transfer agent for our common stock is Empire Stock Transfer Inc.  Its address is 1859 Whitney Mesa Dr., Henderson, NV 89014, and their telephone number and facsimile are +1(702) 818-5898 and +1(702) 974-1444, respectively.

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

Recent Sales of Unregistered Securities

On November 24, 2020, the Board of Directors of the Company approved the issuance of approximately 6,223,520 shares of common stock at a deemed price of $0.005 per share for services to certain non-US founders of the Company.

On July 14, 2020, the Board of Directors of the Company approved the issuance of approximately16,468,400 shares of common stock to certain non-U.S. accredited investors at a purchase price of $0.005 per share.

In addition, on July 14, 2020, the Board of Directors approved the issuance of 131,891,600 shares of common stock at par value to non-U.S. based consultants, directors, and employees.

Purchases of Our Equity Securities

No repurchases of our common stock were made during fiscal 2021.

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

Results of Operations for the year ended January 31, 2020 and January 31, 2021:

Revenue and cost of goods sold

For the year ended January 31, 2020 and January 31, 2021 the Company generated total revenue of $15,140 and $248,200 from selling products to the customer. The cost of goods sold for the year ended January 31, 2020 and January 31, 2021 was $13,445 and $136,000, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2020 and January 31, 2021 were $21,181 and $537,582.  The operating expenses for the year ended January 31, 2021 included office expense, professional fees, stock-based compensation, and tax and license.

Net Loss

The net income (loss) for the year ended January 31, 2020 and January 31, 2021 was $6,919 and $(425,382) accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2021, the Company had cash of $45,398. The Company had a working capital of $96,364.

During the year ended January 31, 2021, the Company used $42,130 of cash in operating activities due to net loss, stock-based compensation, and inventory.

During the year ended January 31, 2021 the Company used no cash in investing activities.

During the year ended January 31, 2021, the Company generated $87,528 of cash in financing activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $447,278 and a negative cash flow from operations amounting to $42,130 for year ended January 31, 2021. The Company has an accumulated deficit of $21,896 and a negative cash flow from operations amounting to $105 for year ended January 31, 2020. The Company had $248,200 and $15,140 in revenues for the years ended January 31, 2021 and 2020, respectively. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of January 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2019 and 2020, to the Named Executive Officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liu Shan Shan, former CEO, Director (1)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Chu Pao-Chi CEO and Director (2)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Kao Cheng-Hsiang, Secretary (2)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Lin Jer-Li, Chief Technology Officer (2)	2020	0	0	0	0	0	0	0	0

Chen Yen Xun, Technical Vice-President (2)	2020	0	0	0	0	0	0	0	0

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of January 31, 2021, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

The address for the director and named executive officers is 2372 Morse Ave., #950, Irvine, CA 92614.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned(2)

Directors and Executive Officers
Chu Pao-Chi	25,000,000	11.9%
Kao Cheng-Hsiang	12,000,000	5.7%
Executive officers and directors as a group (3 persons)	4,000,020	1.9%
5% or more stockholders
Li-Li Chu	39,999,980	19.1%

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Kho & Patel, Certified Public Accountants, is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended January 31, 2020 and 2021.

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

Year Ended
January 31, 2021
Audit fees:(1)	$24,000
Audit related fees:	—
Tax fees:	—
All other fees:	$8,670
Total	$32,670

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)

Reports of Independent Registered Public Accounting Firm

(ii)

Consolidated Balance Sheets as of January 31, 2020 and 2021

(iii)

Consolidated Statements of Operations and Comprehensive Loss for the years ended January 31, 2020 and 2021

(iv)

Consolidated Statement of Stockholders' Equity for the years ended January 31, 2020 and 2021

(v)

Consolidated Statements of Cash Flows for the years ended January 31, 2020 and 2021

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
Chu Pao-Chi
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: April 14, 2021

VITASPRING BIOMEDICAL CO. LTD.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of VitaSpring Biomedical Co., Ltd Opinion on the Financial Statements

We have audited the accompanying balance sheets of VitaSpring Biomedical Co., Ltd (the “Company”) as of January

31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2021, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

Supplementary Information

The supplemental information contained in Schedule I has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

Very truly yours,

Douglas E. Faulkner, CPA

Kho & Patel, Certified Public Accountants A Professional Corporation

San Dimas, California

April 5, 2021

We have served as the Company’s auditor since 2020.

A PROFESSIONAL CORPORATION · CERTIFIED PUBLIC ACCOUNTANTS · MANAGEMENT CONSULTANTS 160 E. ARROW HIGHWAY, SAN DIMAS, CA 91773-3336

V: 909.971.1000 F 909.971.1001 WWW.KHOPATEL.COM

VITASPRING BIOMEDICAL CO., LTD
BALANCE SHEETS
JANUARY 31, 2021 AND 2020

ASSETS	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$ 45,398	$ -
Inventory	144,000	-
Total current assets	189,398	-
Total assets	$ 189,398	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Advances from related party	$ 93,034	$ -
Total current liabilities	93,034	-
Total liabilities	93,034	-
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 and
75,000,000 shares, respectively authorized
209,670,030 and 10,902,006 shares, respectively issued
and outstanding	19,150	3,634
Shareholder receivables	(290,407)	-
Additional paid-in capital	814,899	18,262
Accumulated deficit	(447,278)	(21,896)
Total stockholders' equity	96,364	-
Total liabilities and stockholders' equity	$ 189,398	$ -

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD
STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED JANUARY 31, 2021 AND 2020
	2021	2020

Revenues	$ 248,200	$ 15,140
Cost of goods sold	136,000	13,445
Gross profit from operations	112,200	1,695
Operating Expenses
Selling, general and administrative expenses (Schedule I)	537,582	21,181
Loss from operations	(425,382)	(19,486)
Other income (expense)
Other income	-	9,030
Loss from disposal	-	(975)
Gain from debt extinguishment	-	18,350
Total other income, net	-	26,405
Net income (loss) from operations before provision for income taxes	(425,382)	6,919
Provision for income tax benefit (expense)	-	-
Net income (loss)	$ (425,382)	$ 6,919
Net loss per share: Basic and diluted	$ -	$ -
Weighted average number of
shares outstanding: Basic and
diluted	91,090,350	10,902,006

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED JANUARY 31, 2021 AND 2020

	Number of Shares	Common Stock	Shareholder Receivables	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, January 30, 2019	10,902,006	$ 3,634	$ -	$ 18,262	$ (28,815)	$ (6,919)
Net income	-	-	-	-	6,919	6,919
Balance, January 31, 2020	10,902,006	3,634	-	18,262	(21,896)	-
5:1 stock split	43,608,204	-	-	-	-	-
Purchase of treasury stock	(6,233,700)	(623)	-	(2,875)	-	(3,498)
Issuance of Common Stock	16,468,400	1,647	-	80,695	-	82,342
Issuance of stock-based
compensation - Common Stock	144,925,120	14,492	(290,407)	718,817	-	442,902
Net loss	-	-	-	-	(425,382)	(425,382)
Balance, January 31, 2021	209,670,030	$ 19,150	$ (290,407)	$ 814,899	$ (447,278)	$ 96,364

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JANUARY 31, 2021 AND 2020
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (425,382)	$ 6,919
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	-	450
Stock-based compensation	434,218	-
Loss on disposal of fixed assets	-	975
Gain from debt extinguishment	-	(18,350)
Changes in assets and liabilities:
Prepaid expenses	-	1,409
Inventory	(144,000)	8,492
Accounts payable and accrued liabilities	-	-
Advances from related party	93,034	-
Net cash used in operating activities	(42,130)	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(3,498)	-
Issuance of stock-based compensation - common stock	8,684	-
Proceeds from sale of common stock	82,342	-
Net cash provided by financing activities	87,528	-
Net increase (decrease) in cash and cash equivalents	45,398	(105)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	-	105

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$ 45,398	$ -

Supplemental cash flow disclosures:
Income taxes paid	$ 800	$ -
Interest expense paid	$ -	$ -

Supplemental schedule of non-cash investing and financing activities
Common stock issuance in lieu of shareholder receivables	$ 290,407	$ -

See accompanying notes and independent auditor's report.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd (formerly Shemn Corp.) (“the Company”) was incorporated in the State of Nevada on September 6, 2016. The Company aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. Through the development of cell medicine, it will become a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. The “GTP Cell Center” is basis for its business, which is cross-domain in biotechnology medical treatment, medicine and medical materials, and focuses on the development of cell medical treatment.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $447,278 and a negative cash flow from operations amounting to $42,130 for year ended January 31, 2021. The Company has an accumulated deficit of $21,896 and a negative cash flow from operations amounting to $105 for year ended January 31, 2020. The Company had $248,200 and $15,140 in revenues for the years ended January 31, 2021 and 2020, respectively. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is January 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $45,398 and $0 of cash equivalents as of January 31, 2021 and 2020, respectively.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value. The Company had $0 and $0 in prepaid expenses and deposits as of January 31, 2021 and 2020, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $144,000 and $0 in finished goods inventory as of January 31, 2021, respectively.

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. Accrued liabilities represent unpaid goods and services. The Company had $0 and $0 in accounts payable and accrued liabilities as of January 31, 2021 and 2020, respectively.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $0 and $0 in credit card liability as of January 31, 2021 and 2020, respectively.

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

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities;

c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the years ended January 31, 2021 and 2020, the Company generated $248,200 and $15,140 in revenue, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the year. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2021 and 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2021 and 2020, there were no differences between our comprehensive income (loss) and net income (loss).

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant in accordance with ASC Topic 718. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with either service-only vesting conditions and records the expense using the straight-line method or service and performance vesting conditions and records the expense when achievement of the performance condition becomes probable using the graded-vesting method. The Company accounts for forfeitures as they occur.

The fair value of stock-based grant awards is estimated using the fair value of the Company’s most recent historical transaction with third parties. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk Factors

The following risks could adversely affect the Company’s business, financial condition, cash flows, and results of operations. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future years.

The COVID-19 pandemic has adversely affected significant portions of our business and could have a material adverse effect on our financial condition and results of operations. The Company is subject to numerous pandemic-related risks, including those described below. The degree to which COVID-19 impacts the results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and severity of the pandemic, the actions taken to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also materially adversely affect us.

The pandemic has resulted in authorities imposing, and businesses and individuals implementing, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners.

There is considerable uncertainty regarding the business impacts from such measures and potential future measures. Shelter-in-place orders and other measures, including work-from-home and social distancing policies implemented to protect employees.

The pandemic has caused us to modify our business practices, including with respect to employee travel; employee work locations; cancellation of physical participation in meetings, events, and conferences; and social distancing measures. The Company may take further actions as required by government authorities or others, or that we determine are in the best interests of our employees, customers, suppliers, vendors, and partners. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, and qualification, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

Note 4 – ADVANCES FROM RELATED PARTY

For the year ended January 31, 2021, one of the Company's major shareholders, a related party, advanced to the Company advances that amounted to $93,034. Advances are unsecured, non-interest bearing and due on demand. The shareholder advances amounted to $93,034 as of January 31, 2021.

As noted in Note 6 (Common Stock), a change of 100% of Company’s ownership occurred effectively on January 21, 2020. As part of the ownership change, all the Company’s assets were removed by the prior shareholders resulting in a loss from assets disposition in the amount of $975; and all the outstanding loans and advances due to the prior director were forgiven, resulting in a gain from debt extinguishment in the amount of $18,350 for the year ended January 31, 2020.

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

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

Effective on January 21, 2020, Liu Shan Shan, the previous sole officer and director and a majority shareholder of the Company owning a total of 82.55% of the issued and outstanding shares of common stock of the Company, together with all other minority shareholders (31) of the Company owning an aggregate of 17.45% of the issued and outstanding shares of common stock of the Company, entered into stock purchase agreement for the sale of 100% of the outstanding shares of common stock of the Company (10,902,006 shares), to a group of purchasers (32), including Li- Li Chu (2,666,666 shares); the incoming CEO, Chu Pao-Chi (1,666,667 shares); and the incoming Secretary, Kao Chen-Hsiang (800,000 shares).

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

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 5 – COMMON STOCK (Continued)

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

On September 9, 2020, the Company issued 6,800,000 shares of common stock related to its stock-based compensation plan to various marketing advisors, technical advisors, sales distributors, brokers, and sales representatives of the Company.

On October 4, 2020, the Company issued 131,891,600 shares of common stock related to its stock-based compensation plan to certain non-U.S. consultants, directors, and employees of the Company.

On October 4, 2020, the Company issued 16,468,400 shares of common stock to investors for cash proceeds of

$82,342 at a price of $0.005 per share.

On November 24, 2020, the Company issued 6,233,520 shares of common stock related to its stock-based compensation plan to certain non-U.S. founders of the Company.

There were 209,670,030 and 10,902,006 shares of common stock issued and outstanding as of January 31, 2021 and 2020, respectively.

Note 6 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the stock-based compensation plan, the Company grants Incentive Stock Options (“ISO”), Nonstatutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU). ISO and NSO are granted under service conditions. RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator in its discretion. Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period. Stock options granted to non-employees generally vest over a one-year period.

Valuation of Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of the awards are fixed at grant date and amortized over the longer of the remaining performance or service period. The fair value of stock-based grant awards is estimated using the fair value of the Company’s most recent historical transaction with third parties.

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 6 – STOCK-BASED COMPENSATION (Continued)

Stock-based compensation: Common stock activity for the year ended January 31, 2021 are as follows:

Weighted
	Number of	Weighted		Weighted	Average
	Stock-Based	Average		Average	Remaining
	Compensation:	Exercise		Grant Date	Contractual Life
	Common Stock	Price		Fair Value	(Years)
January 31, 2020	-		$-	$
Granted	144,925,120		-	0.005	1
Exercised	-		-
Canceled	-	-
January 31, 2021	144,925,120		$-	$0.005	1
Expected to vest	144,925,120	$		$0.005	1

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant. The Company accounts for forfeitures as they occur.

As of January 31, 2021, there was $290,407 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures.

Share-based compensation recognized for the year ended January 31, 2021 amounted to $434,218. Share-based compensation recognized for the year ended January 31, 2020 amounted to $0 as no stock-based compensation was issued.

Note 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended January 31, 2021 and 2020, the Company incurred $537,582 and $21,182 in selling, general and administrative expenses, respectively. See financial statements – supplementary information schedule I for details.

Note 8 – COMMITMENTS AND CONTINGENCIES

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

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Sublease Commitment (Continued)

On November 11, 2020, the Company informed the sublessor that it shall not be responsible for all monetary obligations of the sublessee to the sublessor under the terms of the sublease agreement and consider the sublease agreement null and void. Accordingly, all prior accrued account balances were reversed out during the year.

Facility expense amounted to $0 and $5,170 for the years ended January 31, 2021 and 2020, respectively.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2021, the Company had net operating loss carry forwards of $447,279 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2021 and 2020 was $93,929 and $4,598, respectively. The net change in valuation allowance during the year ended January 31, 2021 and 2020 was $89,331 and $1,453, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2021 and 2020. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

January 31, 2021		January 31, 2020
Non-current deferred tax assets	$-		$-
Net-operating loss carry forwards	93,929		4,598
Valuation allowance	(93,929)	(4,598)
Net-deferred tax assets	$-	$ -	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended January 31, 2021 and 2020 are as follows:

January 31, 2021			January 31, 2020
Computed “expected tax expense (benefit)		$(89,331)	$(1,453)
Change in valuation allowance	89,331		1,453
Actual tax expense (benefit)	$ --	-	$-

F-15

VitaSpring Biomedical Co., Ltd NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 and 2020 (AUDITED)

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had two customers that accounted for more than 10% of the Company’s total sales for the year ended January 31, 2021. The two customers represented $248,000 and 100% in aggregate of total sales for the year ended January 31, 2021. The Company’s had no significant customer sales concentration for the year ended January 31, 2020.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the year ended January 31, 2021. The one vendor represented $280,000 and 100% of the Company’s total purchases for the year ended January 31, 2021. If the Company lost one this vendor, this could have a negative impact upon the financial well-being of the Company. The Company had no significant vendor concentration for the year ended January 31, 2020.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has evaluated subsequent events for potential recognition and/or disclosure through April 05, 2021, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

VITASPRING BIOMEDICAL CO., LTD
SUPPLEMENTARY INFORMATION
SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
FOR THE PERIOD ENDED JANUARY 31, 2021 AND 2020

	2021	2020

Bank charges	$ 670	$ -
Depreciation expense	-	450
Facility expense	-	5,170
Office expense	7,936	398
Professional fees	93,958	15,163
Stock-based compensation	434,218	-
Tax and license	800	-

Total selling, general and administrative expenses	$ 537,582	$ 21,181

              See accompanying notes and independent auditor