Form 10-Q
period 2021-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2021-06-14
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	198,385,015

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended April 30, 2021

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO. LTD. BALANCE SHEETS APRIL 30, 2021 AND JANUARY 31, 2021
	(Unaudited)
	April 30, 2021	January 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$ 404,257	$ 45,398
Inventory	-	144,000

Total current assets	404,257	189,398

Deferred tax asset (Note 9)	56,252	-

Total other assets	56,252	-

Total assets	$ 460,509	$ 189,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 183	$ -
Advances from related party	93,196	93,034

Total current liabilities	93,379	93,034

Total liabilities	93,379	93,034

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 and
500,000,000 shares, respectively authorized
198,385,015 and 209,670,030 shares, respectively issued
and outstanding	18,021	19,150
Stockholder receivables	(234,028)	(290,407)
Additional paid-in capital	794,753	814,899
Accumulated deficit	(211,616)	(447,278)

Total stockholders' equity	367,130	96,364

Total liabilities and stockholders' equity	$ 460,509	$ 189,398

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. STATEMENTS OF OPERATIONS THREE MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)
	Three months ended
	April 30, 2021	April 30, 2020

Revenues	$ 533,800	$ -

Cost of goods sold	294,000	-

Gross profit from operations	239,800	-

Operating Expenses
Selling, general and administrative expenses (Schedule I)	60,390	17,745

Income (loss) from operations before	179,410	(17,745)
provision for income tax benefit (expense)

Provision for income tax benefit (expense)	56,252	-

Net income (loss)	$ 235,662	$ (17,745)

Net income (loss) per share: Basic and diluted	$ -	$ -

Weighted average number of
shares outstanding: Basic and
diluted	205,418,001	10,902,006

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD. STATEMENTS OF CASH FLOWS THREE MONTHS ENDED APRIL 30, 2021 AND 2020 (UNAUDITED)
	Three months ended
	April 30, 2021	April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 235,662	$ (17,745)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Stock-based compensation	35,104	-
Deferred tax (benefit) expense	(56,252)	-
Changes in assets and liabilities:
Inventory	144,000	-
Accounts payable and accrued liabilities	183	8,660
Advances from related party	162	9,978

Net cash provided by operating activities	358,859	893

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	45,398	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$ 404,257	$ 893

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO. LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED APRIL 30, 2021

(UNAUDITED)

	Number of Shares	Common Stock	Stockholder Receivables	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, January 31, 2021	209,670,030	$19,150	$(290,407)	$814,899	$(447,278)	$96,364

Repurchase of common stock	(11,285,015)	(1,129)	-	1,129	-	-

Stock-based compensation	-	-	56,379	(21,275)	-	35,104

Net income	-	-	-	-	235,662	235,662

Balance, April 30, 2021	198,385,015	$18,021	$(234,028)	$794,753	$(211,616)	$367,130

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $211,616 and a positive cash flow from operations amounting to $358,859 for the three months ended April 30, 2021. The Company had $533,800 in revenues for the three months ended April 30, 2021. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $404,257 of cash and cash equivalents as of April 30, 2021.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value.  The Company had $0 in prepaid expenses and deposits as of April 30, 2021.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in finished goods inventory as of April 30, 2021.

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

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

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services.  Accrued liabilities represent unpaid goods and services.  The Company had $183 in accounts payable and accrued liabilities as of April 30, 2021.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges.  The Company had $0 in credit card liability as of April 30, 2021.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended April 30, 2021, the Company generated $533,800 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC Topic 260, Earnings per Share.  Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2021, there were no differences between our comprehensive income (loss) and net income (loss).

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant in accordance with ASC Topic 718, Compensation – Stock Compensation. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award.  Generally, the Company issues awards with either service-only vesting conditions and records the expense using the straight-line method or service and performance vesting conditions and records the expense when achievement of the performance condition becomes probable using the graded-vesting method. The Company accounts for forfeitures as they occur.

The fair value of stock-based grant awards is estimated using the fair value of the Company’s most recent historical transaction with third parties. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC Topic 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains (losses) arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

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

The pandemic has caused the Company to modify its business practices, including with respect to employee travel; employee work locations; cancellation of physical participation in meetings, events, and conferences; and social distancing measures. The Company may take further actions as required by government authorities or others, or that we determine are in the best interests of our employees, customers, suppliers, vendors, and partners. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, and qualification, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

Note 4 – ADVANCES FROM RELATED PARTY

For the three months ended April 30, 2021, one of the Company's major shareholders, a related party, had outstanding advances to the Company.  Advances are unsecured, non-interest bearing and due on demand and amounted to $93,196 as of April 30, 2021.

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

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

There were 198,385,015 shares of common stock issued and outstanding as of April 30, 2021.

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

Note 6 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the 2020 Stock Plan, the Company grants Incentive Stock Options (“ISO”), Nonstatutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU).  ISO and NSO are granted under service conditions.  RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator at their discretion.  Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period.  Stock options granted to non-employees generally vest over a one-year period.

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

A summary of restricted share activity under the 2020 Stock Plan for the three months ended April 30, 2021 are as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(Years)
January 31, 2021	58,081,440	$-	1
Granted	-	-
Exercised	-	-
Forfeited	-	-

April 30, 2021	58,081,440	$-	1

A summary of the status of the Company’s nonvested shares for the three months ended as of April 30, 2021, and changes during the three months ended April 30, 2021 are as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 31, 2021	58,081,440	$0.005
Granted	-	-
Vested	-	-
Forfeited	(4,255,008)	0.005

Nonvested at April 30, 2021	53,826,432	$0.005

Expected to vest	53,826,432	$0.005

 VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

Note 6 – STOCK-BASED COMPENSATION (Continued)

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant.  The Company accounts for forfeitures as they occur.

As of April 30, 2021, there was $234,028 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures.

Share-based compensation recognized for the three months ended April 30, 2021 amounted to $35,104.

Note 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended April 30, 2021, the Company incurred $60,390 in selling, general and administrative expenses. See financial statements – supplementary information Schedule I for details.

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

On November 11, 2020, the Company informed the sublessor that it shall not be responsible for all monetary obligations of the sublessee to the sublessor under the terms of the sublease agreement and consider the sublease agreement null and void.  Accordingly, all prior accrued account balances were reversed out during the prior year.

Facility expense amounted to $0 for the three months ended April 30, 2021.

Note 9 – INCOME TAXES

There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations.  The Company adjusts its income tax expense in the period in which these events occur.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

The FASB guidance contained in ASC Topic 740, Income Taxes, addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of “more likely than not” for recognition and derecognition of tax positions taken or expected to be taken in a tax return.

SUPPLEMENTARY INFORMATION

VITASPRING BIOMEDICAL CO., LTD
SUPPLEMENTARY INFORMATION
SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
THREE MONTHS ENDED APRIL 30, 2021 AND 2020
(UNAUDITED)

Three months ended	April 30, 2021	April 30, 2020

Bank charges	$$575	85
Office expense	461	510
Professional fees	24,250	17,150
Stock-based compensation	35,104	0
Total selling, general and administrative expenses	$60,390	17,745

VITASPRING BIOMEDICAL CO. LTD.

Three months ended April 30, 2021 and 2020

Notes to the Financial Statements

(Unaudited)

Note 9 – INCOME TAXES (Continued)

The Company adopted this guidance and is now required to recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized.  Additionally, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first financial reporting period in which that threshold is no longer met. Changes in recognition or measurement will be reflected in the period in which the change in judgment occurs.

The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are three years for federal.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations, and tax planning strategies are considered.  The Company had no material adjustments to its liabilities for unrecognized income taxes under the guidelines of the ASC Topic 740 for uncertainty in income taxes and believes their estimates are appropriate based on current facts and circumstances.

The provision for Federal income tax consists of the following:

	April 30, 2021	January 31, 2021
Non-current deferred tax assets	$-	$-
Net-operating loss carry forwards	56,252	93,929
Valuation allowance	-	(93,929)

Net-deferred tax assets	$56,252	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended April 30, 2021 and for the year ended January 31, 2021 are as follows:

	April 30, 2021	January 31, 2021
Computed “expected tax expense (benefit)	$37,677	$(89,331)
Change in valuation allowance	(93,929)	89,331

Actual tax expense (benefit)	$(56,252)	$-

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for more than 10% of the Company’s total sales for the three months ended April 30, 2021.  The one customer represented $533,800 and 100% in aggregate of total sales for the three months ended April 30, 2021.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the three months ended April 30, 2021.  The one vendor represented $150,000 and 100% of the Company’s total purchases for the three months ended April 30, 2021.  If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC Subtopic 855-10, Subsequent Events, the Company has evaluated subsequent events for potential recognition and/or disclosure through June 2, 2021, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three months Ended April 30, 2021 Compared to the Three months ended April 30, 2020

Revenue and cost of goods sold

For the Three months ended April 30, 2021 and April 30, 2020 the Company generated total revenue of $533,800 and $0 from selling products to the customer. The cost of goods sold for the quarter ended April 30, 2021 and April 30, 2020 was $294,000 and $0, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the quarter ended April 30, 2021 and April 30, 2020 were $60,390 and $17,745.  The increase was primarily related to increased selling, general and administrative expenses.

Net Income

The net income for the quarter ended April 30, 2021 and April 30, 2020 was $235,662 and ($17,745), accordingly.

Liquidity and Capital Resources and Cash Requirements

At April 30, 2021, the Company had cash of $404,257. The Company had working capital of $310,878.

During the quarter ended April 30, 2021, the Company generated $358,859 of cash in operating activities.

During the quarter ended April 30, 2021 the Company used no cash in investing activities or financing activities.

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

Going Concern

The Company has an accumulated deficit of $211,616 and a positive cash flow from operations amounting to $358,859 for the three months ended April 30, 2021. The Company had $533,800 in revenues for the three months ended April 30, 2021. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of April 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

On March 24, 2021, the Board of Directors of VitaSpring Biomedical Co Ltd. (the “Company”) approved the issuance of 7,135,015 shares of common stock to certain non-U.S. officers, directors, advisors and employees of the Company for services, which shares shall have a deemed basis of $0.05 per share.

In addition, the Board of Directors approved the issuance of 1,000,000 shares of common stock to certain non-US investors at a price of $0.05 per share.

These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since the purchasers agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2021	VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Chu Pao-Chi
Chu Pao-Chi Chief Executive Officer

(Principal Executive Officer)