Form 10-Q
period 2021-07-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2021-09-15
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-216465

VITASPRING BIOMEDICAL CO. LTD.

(Exact Name of Registrant as Specified in Its Charter)

NV	37-1836726

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Spectrum Center Dr. suite 1620

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

Large accelerated Filer ( )	Accelerated filer ( )
Non-accelerated Filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company (X)
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No (X)

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	206,520,030

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended July 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

JULY 31, 2021 AND JANUARY 31, 2021

	July 31, 2021 (Unaudited)	January 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 614,063	$ 45,398
Prepaid expenses	18,840	-
Inventory	-	144,000
Total current assets	632,903	189,398

LONG-TERM ASSETS
Property and equipment, net	48,955	-
Deposits	17,614	-
Deferred tax asset (Note 9)	-	-
Total long-term assets	66,569	-

Total assets	$ 699,472	$ 189,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 47	$ -
Advances from related party	93,647	93,034
Total current liabilities	94,494	93,034

Total liabilities	98,142	93,034

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares, respectively authorized 206,520,030 and 209,670,030 shares, respectively issued and outstanding	20,652	19,150
Stockholder receivables	(275,680)	(290,407)
Additional paid-in capital	877,797	814,899
Accumulated deficit	(21,439)	(447,278)

Total stockholders' equity	601,330	96,364

Total liabilities and stockholders' equity	$ 699,472	$ 189,398

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudit

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020
REVENUE	$1,390,400	$-	$1,924,200	$-

Cost of goods sold	1,049,200	-	1,343,200	-

Gross profit from operations	341,200	-	581,000	-

OPERATING EXPENSES
Selling, general and administrative expenses (Schedule I)	90,323	90,615	150,713	108,360

Income (loss) from operations before provision for income tax benefit (expense)	250,877	(90,615)	430,287	(108,360)
Provision for income tax benefit (expense)	-	-	(4,448)	-
Net income (loss)	$250,877	$(90,615)	$425,839	$(108,360)

Net income (loss) per share: Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding: Basic and diluted	205,458,941	52,377,029	205,438,810	27,674,323

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudit

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

	Six month ended July 31, 2021	Six months end July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 425,839	$ (108,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	830	-
Stock-based compensation	79,127	-
Deferred tax (benefit) expense	3,648	-
Changes in assets and liabilities:
Prepaid expenses	(18,840)	-
Inventory	144,000	-
Deposits	(17,614)	-
Accounts payable and accrued liabilities	47	60,630
Credit card liabilities	-	15,200
Income tax payable	800
Advances from related party	613	33,258

Net cash provided by operating activities	618,450	728

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(49,785)	-
Cash used in investing activities	(49,785)	-

Net increase in cash and cash equivalents	568,665	728
CASH AND CASH EQUIVALENTS, February 1	45,398	-
CASH AND CASH EQUIVALENTS, July 31	$ 614,063	$ 728

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

Supplemental schedule of non-cash operating and financing activities
Accrued unfunded security deposit	$ -	$ 30,250

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JULY 31, 2021

(UNAUDITED)

	Numbers of Shares	Common Stock	Stockholder Receivables	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance,January 31, 2021	209,670,030	$ 19,150	$ (290,407)	$ 814,899	$ (447,278)	$ 96,364

Repurchase of Common stock	(11,285,015)	(1,129)	-	1,129	-	-

Issuance of Common Stock	1,000,000	100	(50,000)	49,900	-	-

Issuance of stock-based compensation - Common Stock	7,135,015	2,531	64,727	11,869	-	79,127

Net income	-	-	-	-	425,839	425,839

Balance, July 31, 2020	206,520,030	$ 20,652	$ (275,680)	$ 877,797	$ (21,439)	$ 601,330

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

Six months ended July 31, 2021 and 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $21,439 and a positive cash flow from operations amounting to $618,450 for the six months ended July 31, 2021. The Company had $1,390,400 and $1,924,200 in revenues for the three and six months ended July 31, 2021, respectively. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $614,063 of cash and cash equivalents as of July 31, 2021.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value. The Company had $36,454 in prepaid expenses and deposits as of July 31, 2021.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in finished goods inventory as of July 31, 2021.

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

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. Accrued liabilities represent unpaid goods and services. The Company had $47 in accounts payable and accrued liabilities as of July 31, 2021.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $0 in credit card liability as of July 31, 2021.

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

Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three and six months ended July 31, 2021, the Company generated $1,390,400 and $1,924,200 in revenue, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2021, there were no differences between our comprehensive income (loss) and net income (loss).

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

Note 4 – ADVANCES FROM RELATED PARTY

For the six months ended July 31, 2021, one of the Company's major shareholders, a related party, had outstanding advances to the Company. Advances are unsecured, non-interest bearing and due on demand and amounted to $93,647 as of July 31, 2021.

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

On May 12, 2021, the Company issued 1,000,000 shares of common stock to investors for cash proceeds of $50,000 at a price of $0.005 per share.

On May 12, 2021, the Company issued 7,135,015 shares of common stock related to its stock-based compensation plan to certain non-U.S. consultants, directors, and employees of the Company.

There were 209,670,030 and 10,902,006 shares of common stock issued and outstanding as of January 31, 2021 and 2020, respectively.

There were 206,520,030 shares of common stock issued and outstanding as of July 31, 2021.

Note 6 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain, and provide incentives for employees, officers, and directors, and to align stockholder and employee interests.

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

A summary of restricted share activity under the 2020 Stock Plan for the six months ended July 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
January 31, 2021	58,081,440	$-	1
Granted	7,135,015	-
Exercised	-	-
Forfeited	(11,285,015)	-

July 31, 2021	53,931,440	$-	1

A summary of the status of the Company’s nonvested shares for the six months ended as of July 31, 2021, and changes during the three months ended July 31, 2021 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2021	58,081,440	$0.005
Granted	7,135,015	0.005
Vested	-	-
Forfeited	(11,285,015)	0.005

Nonvested at July 31, 2021	53,931,440	$0.005

Expected to vest	53,931,440	$0.005

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant. The Company accounts for forfeitures as they occur.

As of July 31, 2021, there was $198,924 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures.

Share-based compensation recognized for the three and six months ended July 31, 2021 amounted to $44,023 and $79,127, respectively.

Note 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended July 31, 2021, the Company incurred $90,323 and $150,713 in selling, general and administrative expenses, respectively. See financial statements – supplementary information Schedule I for details.

Note 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On July 2021, the Company entered into a non-cancelable operating lease to lease an office facility in Irvine, California. The lease agreement requires 36 monthly lease payments that range from $14,796 to $16,013 per month, effective in August 2021 and expires in July 2024.

Future non-cancelable minimum lease payments for the office facility as of July 31, 2021 are as follows:

Fiscal Year
2022	$88,776
2023	369,505
2024	96,076
2025	-
2026	-
Thereafter	-

Total	$554,357

Facility expense amounted to $0 for the three and six months ended July 31, 2021.

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

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are three years for federal and four years for California. In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations, and tax planning strategies are considered. The Company had no material adjustments to its liabilities for unrecognized income taxes under the guidelines of the ASC Topic 740 for uncertainty in income taxes and believes their estimates are appropriate based on current facts and circumstances.

The components of provision for income taxes are:

	July 31, 2021	January 31, 2021
Income taxes (payable)/receivable currently	$-	$-
Federal State	(800)	-
Total income taxes payable currently	(800)	-

Deferred income tax
Federal Deferred tax benefit (liability) – end of period/year	(3,648)	93,929
Valuation allowance	-	(93,929)
Total deferred tax benefit (liability) – end of period/year	(3,648)	-

Deferred tax benefit (liability) – beginning of period/year	93,929	4,598
Valuation allowance	(93,929)	(4,598)
Total deferred tax benefit (liability) – – beginning of period/year	-	-
Total federal deferred tax benefit (liability)	(3,648)	-

State Deferred tax benefit (liability) – end of period/year	-	-
Deferred tax benefit (liability) – beginning of period/year	-	-
Total state deferred tax benefit (liability)	-	-
Total deferred tax income (expense)	(3,648)	-

Provision for income tax benefit (expense)	$(4,448)	$-

Deferred tax asset (liability) - long-term	$(3,648)	-

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for more than 10% of the Company’s total sales for the six months ended July 31, 2021. The one customer represented $1,924,200 and 100% in aggregate of total sales for the six months ended July 31, 2021.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the six months ended July 31, 2021. The one vendor represented $1,199,200 and 100% of the Company’s total purchases for the six months ended July 31, 2021. If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC Subtopic 855-10, Subsequent Events, the Company has evaluated subsequent events for potential recognition and/or disclosure through September 13, 2021, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

SUPPLEMENTARY INFORMATION

VITASPRING BIOMEDICAL CO., LTD

SUPPLEMENTARY INFORMATION

SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

	Three months ended		Six months ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

Bank charges	$ 962	$ 15	$ 1,537	$ 100
Depreciation expense	830	-	830	-
Facility expense	-	60,500	-	60,500
Meals and entertainment	421	-	421	-
Office expense	669	1,077	1,107	1,587
Professional fees	38,628	29,023	62,878	46,173
Stock-based compensation	44,023	-	79,127	-
Taxes and licenses	255	-	255	-
Travel expense	4,535	-	4,558	-

Total selling, general and administrative expenses	$ 90,323	$ 90,615	$ 150,713	$ 108,360

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

Results of Operations for the Six months ended July 31, 2021 Compared to the Six months ended July 31, 2020

Revenue and cost of goods sold

For the Six months ended July 31, 2021 and July 31, 2020 the Company generated total revenue of $1,390,400 and $0 from selling products to the customer. The cost of goods sold for the quarter ended July 31, 2021 and July 31, 2020 was $1,049,200 and $0, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the quarter ended July 31, 2021 and July 31, 2020 were $90,323 and $90,615. The operating expenses for the Six months ended July 31, 2021 included Selling, general and administrative expenses.

Net Income

The net income/(loss) for the quarter ended July 31, 2021 and July 31, 2020 was $250,877 and ($90,615), respectively.

Liquidity and Capital Resources and Cash Requirements

At July 31, 2021, the Company had cash of $614,063. The Company had a working capital of $538,409.

During the quarter ended July 31, 2021, the Company generated $618,450 of cash in operating activities.

During the quarter ended July 31, 2021 the Company used $49,785 in investing activities.

During the quarter ended July 31, 2021, the Company used no cash in financing activities.

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

Going Concern

The Company has an accumulated deficit of $21,439 and a positive cash flow from operations amounting to $425,839 for the six months ended July 31, 2021. The Company had $1,924,200 in revenues for the six months ended July 31, 2021. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of July 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Other EXHIBITS

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

Date: September 15, 2021	VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Kao Cheng-Hsiang
Kao, Cheng-Hsiang Chief Executive Officer

(Principal Executive Officer)