Form 10-Q
period 2021-10-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2021-12-23
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ( No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated Filer (X) (Do not check if a smaller reporting company)	Smaller reporting company (X)
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

Yes ( ) No (X)

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	206,520,030

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended October 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

OCTOBER 31, 2021 AND JANUARY 31, 2021

	October 31, 2021 (Unaudited)	January 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 214,057	$ 45,398
Prepaid inventory	3,951	-
Prepaid expenses	304,000	-
Inventory	-	144,000
Total current assets	522,008	189,398

LONG-TERM ASSETS
Property and equipment, net	68,401	-
Operating lease right-of-use asset	505,745
Deposits	17,614	-
Deferred tax asset (Note 9)	30,595	-
Total long-term assets	622,355	-

Total assets	$ 1,144,363	$ 189,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Income tax payable	$ 800
Operating lease liabilities	177,919	$ -
Advances from related party	93,867	93,034
Total current liabilities	272,586	93,034

LONG-TERM LIABILITIES

Operating lease liabilities, net of current	329,634	-
Total long-term liabilities	329,634	-

Total liabilities	602,220	93,034

COMMITMENTS AND CONTINGENCIES	-	-

STOCHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares, respectively authorized 206,520,030 and 209,670,030 shares, respectively issued and outstanding	20,652	19,150
Stockholder receivables	(231,657)	(290,407)
Additional paid-in capital	877,797	814,899
Accumulated deficit	(124,649)	(447,278)

Total stockholders' equity	542,143	96,364

Total liabilities and stockholders' equity	$ 1,144,363	$ 189,398

See accompanying notes and independent accountant's review report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2021	Nine Months Ended October 31, 2020
REVENUE	$200,400	$-	$2,124,200	$-

Cost of goods sold	180,000	-	1,523,200	-

Gross profit from operations	20,000	-	601,000	-

OPERATING EXPENSES
Selling, general and administrative expenses (Schedule I)	157,453	31,792	308,166	79,652

Income (loss) from operations before provision for income tax benefit (expense)	(137,453)	(31,792)	292,834	(79,652)
Provision for income tax benefit (expense)	-	-	29,795	-
Net income (loss)	$(137,453)	$(31,792)	$322,629	$(79,652)

Net income (loss) per share: Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding: Basic and diluted	206,520,030	54,510,030	205,803,177	36,684,852

See accompanying notes and independent accountant's review report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY NINE MONTHS ENDED OCTOBER 31, 2021

(UNAUDITED)

	Number of Shares	Common Stock	Stockholder Receivables	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, January 31, 2021	209,670,030	$ 19,150	$ (290,407)	$ 814,899	$ (447,278)	$ 96,364

Repurchase of Common stock	(11,285,015)	(1,129)	-	1,129	-	-

Issuance of Common Stock	1,000,000	100	(50,000)	49,900	-	-

Issuance of stock-based compensation - Common Stock	7,135,015	2,531	108,750	11,869	-	123,150

Net income	-	-	-	-	322,629	322,629

Balance, October 31, 2021	206,520,030	$ 20,652	$ (231,657)	$ 877,797	$ (124,649)	$ 542,143

See accompanying notes and independent accountant's review report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

	Nine month ended October 31, 2021	Nine month ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	322,629	(79,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	4,595
Stock-based compensation	123,150	-
Deferred tax (benefit) expense	(30,595)	-
Changes in assets and liabilities:
Prepaid expenses	(3,951)	-
Inventory	144,000	-
Deposits	(17,614)	-
Operating lease liabilities	1,808	-
Income tax payable	800	-
Advances from related party	833	80,380
Net cash provided by operating activities	241,655	728

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(72,996)	-

Cash used in investing activities	(72,996)	-

Net increase in cash and cash equivalents	168,659	728

CASH AND CASH EQUIVALENTS, February 1	45,398	-

CASH AND CASH EQUIVALENTS, October 31	$ 214,057	$ 728

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

See accompanying notes and independent accountant's review report.

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

Note 1 -ORGANIZATION AND NATURE OF BUSINESS

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $124,649 and a positive cash flow from operations amounting to $241,655 for the nine months ended October 31, 2021. The Company had $2,124,200 in revenues for the nine months ended October 31, 2021. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $214,057 of cash and cash equivalents as of October 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents an estimate by the Company's management of specific accounts deemed uncollectible. The estimate takes into account prior bad debt experience and customer receivables outstanding for 90 days or more. Allowance for doubtful accounts was $0 as of October 31, 2021.

 Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value. The Company had $3,951 in prepaid expenses and deposits as of October 31, 2021.

9

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in finished goods inventory as of October 31, 2021. The Company had $304,000 prepaid inventory as of October 31, 2021.

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

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. Accrued liabilities represent unpaid goods and services. The Company had $0 in accounts payable and accrued liabilities as of October 31, 2021.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $0 in credit card liability as of October 31, 2021.

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

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

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

Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2021, the Company generated

$2,124,200 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2021, there were no differences between our comprehensive income (loss) and net income (loss).

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

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

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

Leases

The Company determines whether a contract is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the Company’s balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and may include certain index-based changes in rent and other non-fixed payments for services provided by the lessor. The Company’s leases do not contain any material residual guarantees or material restrictive covenants.

Lease arrangements with lease and non-lease components are generally accounted for separately. For certain equipment leases, such as vehicles, the Company will account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, the Company will apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

Risk Factors (Continued)

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

Note 4 – ADVANCES FROM RELATED PARTY

For the nine months ended October 31, 2021, one of the Company's major shareholders, a related party, had outstanding advances to the Company. Advances are unsecured, non-interest bearing and due on demand and amounted to $93,867 as of October 31, 2021.

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

13

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

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

There were 206,520,030 shares of common stock issued and outstanding as of October 31, 2021.

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

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

A summary of restricted share activity under the 2020 Stock Plan for the nine months ended October 31, 2021 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
January 31, 2021	58,081,440	$-	1
Granted	7,135,015	-
Exercised	-	-
Forfeited	(11,285,015)	-

October 31, 2021	53,931,440	$-	1

A summary of the status of the Company’s nonvested shares for the nine months ended as of October 31, 2021, and changes during the nine months ended October 31, 2021 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2021	58,081,440	$0.005
Granted	7,135,015	0.005
Vested	-	-
Forfeited	(11,285,015)	0.005

Nonvested at October 31, 2021	53,931,440	$0.005

Expected to vest	53,931,440	$0.005

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant. The Company accounts for forfeitures as they occur.

As of October 31, 2021, there was $181,567 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures. Share-based compensation recognized for the nine months ended October 31, 2021 amounted to $123,150.

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

Note 7 – COMMITMENTS AND CONTINGENOCIES

Operating Lease Commitment

In July 2021, the Company entered into a non-cancelable operating lease for an office facility in Irvine, California. The lease agreement requires 36 monthly lease payments that range from $14,796 to $16,013 per month. The lease commences in August 2021 and expires in July 2024. The lease has a remaining lease term of less than three years, with no options to extend.

The components of lease expense are as follows:

For the nine months ended October 31, 2021, operating lease costs amounted to $46,196. Other information related to leases are as follows:

Supplemental Cash Flows Information: for the nine months ended October 31, 2021 Cash paid for amounts included in the measurement of lease liabilities:

•         Operating cash flows from operating leases: $44,388 Right-of-use assets obtained in exchange for lease obligations:

•	Operating leases: $551,650

Weighted Average Remaining Lease Term for operating leases: 2.8 years Weighted Average Discount Rate for operating leases: 0.330%

Future minimum lease payments under non-cancelable leases as of October 31, 2021 are as follows:

Fiscal Year	Operating Leases
2022 *	44,388
2023	181,103
2024	188,402
2025	96,075
2026	-
Thereafter	-
Total future minimum lease payments	509,968
Less imputed interest	(2,415)
Total	507,553

* Excluding the nine months ended October 31, 2021

October 31, 2021
Operating lease liabilities	$177,919
Operating lease liabilities, net of current	$329,634

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

Note 8 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 31, 2021, the Company incurred $308,166 in selling, general and administrative expenses. See financial statements – supplementary information Schedule I for details.

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

The components of provision for income taxes are:

	October 31, 2021	January 31, 2021

Income taxes (payable)/receivable currently:
Federal	-	-
State	(800)	-
Total income taxes payable currently	(800)	-
Deferred income tax
Federal
Deferred tax benefit (liability) – end of period/year	30,595	93,929
Valuation allowance	-	(93,929)
Total deferred tax benefit (liability) – end of period/year	30,595	-
Deferred tax benefit (liability) – beginning of period/year	93,929	4,598
Valuation allowance	(93,929)	(4,598)
Total deferred tax benefit (liability) – beginning of period/year	-	-
Total federal deferred tax benefit (liability)	30,595	-

State
Deferred tax benefit (liability) – end of period/year	-	-
Deferred tax benefit (liability) – beginning of period/year	-	-
Total state deferred tax benefit (liability)	-	-
Total deferred tax income (expense)	30,595	-
Provision for income tax benefit (expense)	29,795	-
Deferred tax asset (liability) - long-term	30,595	-

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for more than 10% of the Company’s total sales for the nine months ended October 31, 2021. The one customer represented $2,124,200 and 100% in aggregate of total sales for the nine months ended October 31, 2021.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the nine months ended October 31, 2021. The one vendor represented 100% of the Company’s total purchases for the nine months ended October 31, 2021. If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC Subtopic 855-10, Subsequent Events, the Company has evaluated subsequent events for potential recognition and/or disclosure through December 15, 2021, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

SUPPLEMENTARY INFORMATION

VITASPRING BIOMEDICAL CO., LTD

SUPPLEMENTARY INFORMATION

SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

	Three months ended		Nine months ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

Automobile expense	$ 408		S 408
Bank charges	432	198	1,969	$ 298
Depreciation expense	3,765	-	4,595	-
Insurance expense	2,029	-	2,029	-
Lease cost	46,196	949	46,196	2,536
Meals and entertainment	445	-	866	-
Repair and maintenance	1,800	-	1,800	-
Office expense	14,209	-	15,316	-
Professional fees	28,205	29,845	91,083	76,018
Stock-based compensation	44,023	-	123,150	-
Outside services	12,675	-	12,675	-
Taxes and licenses	800	800	1,055	800
Travel expense	2,466	-	7,024	-

Total selling, general and administrative expenses	$ 157,453	$ 31,792	$ 308,166	$ 79,652

See accompanying notes and independent accountant's review report.

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

Results of Operations for the Nine months ended October 31, 2021 Compared to the Nine months ended October 31, 2020

Revenue and cost of goods sold

For the nine months ended October 31, 2021 and October 31, 2020 the Company generated total revenue of $2,124,200 and $0, respectively, from selling products to the customer. The cost of goods sold for the quarter ended October 31, 2021 and October 31, 2020 was $180,000 and $0, respectively, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the quarter ended October 31, 2021 and October 31, 2020 were $157,453 and $31,792, respectively. The increase was primarily related to increased lease cost, office expense, professional fees, stock-based compensation and outside services. The operating expenses for the nine months ended October 31, 2021 included Selling, general and administrative expenses.

Net Income

The net income/(loss) for the quarter ended October 31, 2021 and October 31, 2020 was ($137,453) and ($31,972), respectively.

Liquidity and Capital Resources and Cash Requirements

At October 31, 2021, the Company had cash of $214,057. The Company had a working capital deficit of $249,422.

During the quarter ended October 31, 2021, the Company used $241,655 of cash in operating activities.

During the quarter ended October 31, 2021 the Company used $72,996 in investing activities.

During the quarter ended October 31, 2021, the Company generated no cash in financing activities.

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

Going Concern

The Company has an accumulated deficit of $124,649 and a positive cash flow from operations amounting to $322,629 for the nine months ended October 31, 2021. The Company had $2,124,200 in revenues for the nine months ended October 31, 2021. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of October 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2021	VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Cheng-Hsiang, Kao
Cheng-Hsiang, Kao Chief Executive Officer

(Principal Executive Officer)