Form 10-K
period 2022-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2022-05-03
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ( )   No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ( )    No (X)

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

Large accelerated filer ( )	Accelerated filer ( )

Non-accelerated Filer ( )	Smaller reporting company (X)
(Do not check if smaller reporting company)	Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ( )   No (X)

As of April 27, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $3,090 million.

The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	206,520,030

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

VitaSpring Biomedical Co., Ltd aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs.

For future business development and medical applications, VitaSpring cooperates with affiliated companies to support the mass production and commercialization of X.msc-related medical projects. Some X.msc-based projects are researches and trials of Investment New Drugs and part of them are related to X.exosome, the critical material in the related skincare products. VitaSpring management also expect X.msc-related medical projects to implement in hospitals from a small scale in the future five years.

Recent Developments

On March 30, 2020, VitaSpring filed a Certificate of Amendment to its Articles of Incorporation (the "Articles of Amendment") with the Secretary of State of the State of Nevada effecting a name change of the Company to VitaSpring Biomedical Co. Ltd. (the "Corporate Action"). The Corporate Action and the Amended Articles became effective on April 21, 2020, following compliance with notification requirements of the Financial Industry Regulatory Authority.

Under new management, VitaSpring has completed the transition from patent technology into the know-how in the mass-production process of the purifying and culturing technology in the allogeneic mesenchymal stem cell production from the maternal-part placenta. The subject know-how can effectively and steadily culture more than 20 generations of sub-culture cells, which maintain the same level of activity index and contain the magnification of one thousand exosomes than other MSCs in terms of per ml. Accordingly, VitaSpring is able to build stem cell bank regulated by US FDA to provide the ready-to-use allogeneic mesenchymal stem cell for the emergent allogeneic stem cell transplantation at the cost the patient can afford.

VitaSpring’s research team has been awarded the 16th, 17 th, 18 th Taiwan National Innovation Award certificates in 2019, 2020, and 2021 and joined the regenerative medicine flagships of the Ministry of Science and Technology from 2007 to 2020, including research projects for the mechanism of human placenta mesenchymal stem cells in different diseases. It highlights the technological foundation for the future clinical application of X.msc.

Business Plan

Through the development of cell medicine, we became a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

We have many unique advantages elevating us to be the best in the industry:

1. Discovery and successful isolation of special mesenchymal stem cells (X.msc)

2. Unlike typical MSCs, X.msc do not promote cancer and tumor growth, and is safe to use for the entire body

3. Homogeneous purification technology

4. Viability of X.msc is 1000 time that of the competitor

5. Able to proliferate and maintain stemness of stem cells to 25+ generations

6. Exclusive composition formula of culture medium

7. The exclusive formula of exosomes have a variety of applications

8. Extensive uses of X.msc

9. Immunomodulation and anti-inflammation effect

10. No ethical issues

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

Our corporate headquarters are located at 400 Spectrum Center Dr. #1620, Irvine, CA 92618.  Our telephone number is (949) 202-9235. We maintain a website at www.vitaspringbio.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC

ITEM 1A. RISK FACTORS

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

We have not generated any profit from operations since our inception. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $10,000,000 to 30,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $107,212.  We do not expect to raise significant capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 400 Spectrum Center Dr. #1620, Irvine, CA 92618.  This property is leased until March 21, 2024 at a rate of $ 15.125 per month.  We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

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

Closing Prices (1)
	High	Low
FISCAL YEAR ENDED JANUARY 31, 2022
Fourth Quarter	$ 19.50	$ 14.00
Third Quarter	$ 15.80	$ 15.10

Second Quarter	$ 15.80	$ 11.04
First Quarter	$ 13.19	$ 10.90

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 31, 2022, the Company had approximately 450 stockholders of record at Empire Stock Transfer Inc., and 206,520,030 shares of common stock were issued and outstanding.

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

Results of Operations for the year ended January 31, 2021 and January 31, 2022:

Revenue and cost of goods sold

For the years ended January 31, 2021 and January 31, 2022 the Company generated total revenue of $248,200 and $5,613,200 from selling products to the customer. The cost of goods sold for the year ended January 31, 2021 and January 31, 2022 was $136,000 and $3,545,200, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2021 and January 31, 2022 were $537,582 and $586,894. The operating expenses for the year ended January 31, 2022 included professional fees relating to our status as a public company and rent expense, stock-based compensation of $167,173 and office expense of $28,935.

Net Loss

The net income (loss) for the year ended January 31, 2022 and January 31, 2021 was $1,264,002 and $(425,382) accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended January 31, 2022, the Company had cash of $107,212. The Company had a working capital of $1,505,087.

During the year ended January 31, 2022, the Company used $84,811 of cash in operating activities due to stock-based compensation, inventory, account receivable and account payable and accrued liabilities.

During the year ended January 31, 2022 the Company used $72.997 in investing activities due to purchase of fixed assets.

During the year ended January 31, 2022, the Company generated $50,000 of cash in financing activities.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $(425,382) and income of $1,264,002 for the years ended January 31, 2021 and 2022, respectively, and had an retained earnings of $816,724 at January 31, 2022. In addition, we used cash from operating activities of $84,811 for the year ended January 31, 2022.

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

Name	Age	Position	Director Since
Chu Pao-Chi		Chairperson of the Board	January 21, 2020
Kao Cheng-Hsiang		Chief Executive Officer	January 21, 2020
Lin Che-Li		Chief Technical Officer	January 21, 2020
Chen Yen-Hsun		Technical Vice-President	January 21, 2020

Each Director serves until our 2022 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

Lin Che-Li

Lin Che-Li has been the Tech. VP of Mucho Biotech Co., Ltd. since 2017.  From 2010 until 2016 he was a Project manager of Da Jer Biotech Co., Ltd.  He is a graduate of National Taiwan University, MS, Institute of Biochemistry

Chen Yen Hsun

Chen Yen Hsun has been the Tech. VP of Mucho Biotech Co., Ltd. since 2017.  From 2010 until 2016 he was a Supervisor of Taiwan Cordyceps Association.  He is a graduate of National Taiwan University, MS, Institute of Fisheries Science.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2019 and 2020, to the Named Executive Officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chu Pao-Chi President and Director (1)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Kao Cheng-Hsiang, CEO (1)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Lin Che-Li, Chief Technology Officer (1)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Chen Yen Hsun, Technical Vice-President (1)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

(1)	Appointed January 21, 2020

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

Grants of Plan-Based Awards

None                                                                                                                                                                                                                                                                                                                                                                                                                                       Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Compensation paid to the Directors of the Company in 2020, 2021 and 2022 is disclosed above.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2022 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

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

The address for the director and named executive officers is 400 Spectrum Center Dr. #1620, Irvine, CA 92618.

Number of Shares	Percentage of
of Common Stock	Common Stock
Beneficially Owned(1)	Owned(2)

Directors and Executive Officers
Chu Pao-Chi	25,000,000	12.09%
Kao Cheng-Hsiang	12,000,000	5.81%
Executive officers and directors as a group (2 persons)	15,000,020	7.26%
5% or more stockholders
Li-Li Chu	39,999,980	24.50%
Lin-Lin Chu	17,000,000	8.22%
Tsai-Ting Han	13,680,000	6.62%
Yi-Ting Han	13,692,015	6.62%

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible.
(2)	Based solely on review of stockholders positions as reflected on the transfer agents records as of January 31, 2022.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Kho & Patel, Certified Public Accountants, is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended January 31, 2021 and 2022.

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

Year Ended
January 31, 2022
Audit fees:(1)	$55,290
Audit related fees:	—
Tax fees:	—
All other fees:	$ ---
Total	$55,290

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)       Reports of Independent Registered Public Accounting Firm

(ii)       Consolidated Balance Sheets as of January 31, 2021 and 2022

(iii)       Consolidated Statements of Operations and Comprehensive Loss for the years ended January 31, 2020 and 2022

(iv)       Consolidated Statement of Stockholders' Equity for the years ended January 31, 2021 and 2022

(v)       Consolidated Statements of Cash Flows for the years ended January 31, 2021 and 2022

(vi)       Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Kao Cheng-Hsiang
Kao Cheng-Hsiang
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: May 2, 2022

VITASPRING BIOMEDICAL CO. LTD.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of VitaSpring Biomedical Co., Ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VitaSpring Biomedical Co., Ltd (the “Company”) as of January 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2022, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

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

Very truly yours,

Douglas E. Faulkner, CPA

Kho & Patel, Certified Public Accountants

A Professional Corporation

San Dimas, California

March 31, 2022

We have served as the Company’s auditor since 2020.

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

JANUARY 31, 2022 AND 2021

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,212	$45,398
Accounts receivable, net of allowance for doubtful accounts of $0 in 2021 and $0 in 2020 (Note 1)	2,952,022	-
Prepaid expenses	2,634	-
Inventory	-	144,000
Total current assets	3,061,868	189,398

LONG-TERM ASSETS
Property and equipment, net	64,636	-
Operating lease right-of-use asset	459,955	-
Deposits	17,614	-
Total long-term assets	542,205	-

Total assets	$3,604,073	$189,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,251,500	$-
Income tax payable	210,923	-
Advances from related party	94,358	93,034
Total current liabilities	1,556,781	93,034

LONG-TERM LIABILITIES
Operating lease liabilities, net of current	463,572	-
Deferred tax liability (Note 9)	6,181	-
Total long-term liabilities	469,753	-

Total liabilities	2,026,534	93,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares, respectively authorized 206,520,030 and 209,670,030 shares, respectively issued and outstanding	20,652	19,150
Stockholder receivables	(137,634)	(290,407)
Additional paid-in capital	877,797	814,899
Retained earnings (accumulated deficit)	816,724	(447,278)
Total stockholders' equity	1,577,539	96,364

Total liabilities and stockholders' equity	$3,604,073	$189,398

See accompanying notes and independent accountant's review report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

FOR THE PERIOD ENDED JANUARY 31, 2022 AND 2021

	2022	2021

Revenues	$5,613,200	$248,200

Cost of goods sold	3,545,200	136,000

Gross profit from operations	2,068,000	112,200

Operating Expenses
Selling, general and administrative expenses (Schedule I)	586,894	537,582

Income (loss) from operations	1,481,106	(425,382)

Provision for income tax benefit (expense)	(217,104)	-

Net income (loss)	$1,264,002	$(425,382)

Net income per share: Basic and diluted	$-	$-

Weighted average number of shares outstanding: Basic and diluted	205,983,864	91,090,350

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD ENDED JANUARY 31, 2022 AND 2021

	Number of Shares	Common Stock	Shareholder Receivables	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance, January 31, 2020	10,902,006	$3,634	$-	$18,262	$(21,896)	$-

5:1 stock split	43,608,204	-	-	-	-	-

Purchase of treasury stock	(6,233,700)	(623)	-	(2,875)	-	(3,498)

Issuance of Common Stock	16,468,400	1,647	-	80,695	-	82,342

Issuance of stock-based compensation - Common Stock	144,925,120	14,492	(290,407)	718,817	-	442,902

Net loss	-	-	-	-	(425,382)	(425,382)

Balance, January 31, 2021	209,670,030	$19,150	$(290,407)	$814,899	$(447,278)	$96,364

Repurchase of Common stock	(11,285,015)	(1,129)	-	1,129	-	-

Issuance of Common Stock	1,000,000	100	-	49,900	-	50,000

Issuance of stock-based compensation - Common Stock	7,135,015	2,531	152,773	11,869	-	167,173

Net income	-	-	-	-	1,264,002	1,264,002

Balance, January 31, 2022	206,520,030	$20,652	$(137,634)	$877,797	$816,724	$1,577,539

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED JANUARY 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net inco me (loss)	$1,264,002	$(425,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	8,361	-
Stock-based compensation	167,173	434,218
Deferred tax (benefit) expense	6,181	-
Changes in assets and liabilities:
Accounts receivable	(2,952,022)	-
Prepaid expenses	(2,634)	-
Inventory	144,000	(144,000)
Deposits	(17,614)	-
Accounts payable and accrued liabilities	1,251,500	-
Other current liabilities	3,617	-
Income tax payable	210,923	-
Advances from related party	1,324	93,034
Cash provided by (used in) operating activities	84,811	(42,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(72,997)	-
Cash provided by (used in) investing activities	(72,997)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(3,498)
Issuance of stock-based compensation - common stock	-	8,684
Proceeds from sale of common stock	50,000	82,342
Cash provided by (used in) financing activities	50,000	87,528
Net increase (decrease) in cash and cash equivalents	61,814	45,398

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	45,398	-

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$107,212	$45,398

Supplemental cash flow disclosures:
Income taxes paid	$800	$-
Interest expense paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Common stock issuance in lieu of shareholder receivables	$152,773	$290,407

See accompanying notes and independent auditor's report.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has retained earnings of $816,724 and a cash flow from operations amounting to $134,811 for year ended January 31, 2022. The Company has an accumulated deficit of $447,278 and a negative cash flow from operations amounting to $42,130 for year ended January 31, 2022. The Company had $5,613,200 and $248,200 in revenues for the years ended January 31, 2022 and 2021, respectively. There is substantial doubt about the Company’s ability to continue as a going concern due to the limited operating history of the business. As such, no assurance that the Company will continue to be profitable. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $107,212 and $45,398 of cash equivalents as of January 31, 2022 and 2021, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents an estimate by the Company's management of specific accounts deemed uncollectible. The estimate takes into account prior bad debt experience and customer receivables outstanding for 90 days or more. Allowance for doubtful accounts was $0 as of January 31, 2022.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value. The Company had $2,634 and $0 in prepaid expenses and deposits as of January 31, 2022 and 2021, respectively.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 and $144,000 in finished goods inventory as of January 31, 2022 and 2021, respectively.

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

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. Accrued liabilities represent unpaid goods and services. The Company had $1,251,500 and $0 in accounts payable and accrued liabilities as of January 31, 2022 and 2021, respectively.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $0 and $0 in credit card liability as of January 31, 2022 and 2021, respectively.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the years ended January 31, 2022 and 2021, the Company generated $5,613,200 and $248,200 in revenue, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the year. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2022 and 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2022 and 2021, there were no differences between our comprehensive income (loss) and net income (loss).

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 4 – ADVANCES FROM RELATED PARTY

For the year ended January 31, 2021, one of the Company's major shareholders, a related party, advanced to the Company advances that amounted to $93,034. Advances are unsecured, non-interest bearing and due on demand. The shareholder advances amounted to $94,358 as of January 31, 2022.

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

There were 206,520,030 and 209,670,030 shares of common stock issued and outstanding as of January 31, 2022 and 2021, respectively.

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

A summary of restricted share activity under the 2020 Stock Plan for the year ended January 31, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
January 31, 2021	58,081,440	$-	1
Granted	7,135,015	-
Exercised	-	-
Forfeited	(11,285,015)	-

January 31, 2022	53,931,440	$-	1

A summary of the status of the Company’s nonvested shares for the year ended as of January 31, 2022, and changes during the year ended January 31, 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2021	58,081,440	$0.005
Granted	7,135,015	0.005
Vested	-	-
Forfeited	(11,285,015)	0.005

Nonvested at January 31, 2022	53,931,440	$0.005

Expected to vest	53,931,440	$0.005

Stock-based compensation: Common stock activity for the year ended January 31, 2022 are as follows:

	Number of Stock-Based Compensation: Common Stock		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
January 31, 2021	-		$-	$
Granted	144,925,120		-		0.005	1
Exercised	-		-
Canceled	-		-

January 31, 2022	144,925,120		$-		$0.005	1

Expected to vest	144,925,120	$			$0.005	1

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant. The Company accounts for forfeitures as they occur.

As of January 31, 2022, there was $138,702 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures.

Share-based compensation recognized for the year ended January 31, 2022 amounted to $167,170. Share-based compensation recognized for the year ended January 31, 2021 amounted to $0 as no stock-based compensation was issued.

Note 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended January 31, 2022 and 2021, the Company incurred $586,894 and $537,582 in selling, general and administrative expenses, respectively. See financial statements – supplementary information schedule I for details.

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

The components of lease expense are as follows:

For the year ended January 31, 2022, operating lease costs amounted to $92,393.

Other information related to leases are as follows:

Supplemental Cash Flows Information: for the year ended January 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:

•	Operating cash flows from operating leases: $88,776

Right-of-use assets obtained in exchange for lease obligations:

•	Operating leases: $551,650

Weighted Average Remaining Lease Term for operating leases: 2.5 years

Weighted Average Discount Rate for operating leases: 0.330%

Note 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease Commitment (Continued)

Future minimum lease payments under non-cancelable leases as of January 31, 2022 are as follows:

Fiscal Year	Operating Leases
2023	$181,103
2024	188,402
2025	96,075
2026	-
Thereafter	-
Total future minimum lease payments	465,580

Less imputed interest	(2,008)

Total	$463,572

January 31, 2022
Operating lease liabilities	$181,103
Operating lease liabilities, net of current	$284,477

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

The components of provision for income taxes are:

	January 31, 2022	January 31, 2021
Income taxes (payable)/receivable currently:
Federal	$(210,923)	$-
State	-	-
Total income taxes payable currently	(210,923)	-
Deferred income tax
Federal
Deferred tax benefit (liability) – end of period/year	(6,181)	93,929
Valuation allowance	-	(93,929)
Total deferred tax benefit (liability) – end of period/year	(6,181)	-
Deferred tax benefit (liability) – beginning of period/year	93,929	4,598
Valuation allowance	(93,929)	(4,598)
Total deferred tax benefit (liability) – beginning of period/year	-	-
Total federal deferred tax benefit (liability)	(6,181)	-

State
Deferred tax benefit (liability) – end of period/year	$-	$-
Deferred tax benefit (liability) – beginning of period/year	-	-
Total state deferred tax benefit (liability)	-	-

Total deferred tax income (expense)	(6,181)	-
Provision for income tax benefit (expense)	$(217,104)	$-

Deferred tax asset (liability) - long-term	$(6,181)	$-

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for more than 10% of the Company’s total sales for the year ended January 31, 2022. The customer represented $5,613,200 and 100% in aggregate of total sales for the year ended January 31, 2022. The Company’s had no significant customer sales concentration for the year ended January 31, 2021.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the year ended January 31, 2022. The one vendor represented $3,545,200 and 100% of the Company’s total purchases for the year ended January 31, 2022. If the Company lost one this vendor, this could have a negative impact upon the financial well-being of the Company. The Company had no significant vendor concentration for the year ended January 31, 2021.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has evaluated subsequent events for potential recognition and/or disclosure through March 31, 2022, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

VITASPRING BIOMEDICAL CO., LTD

SUPPLEMENTARY INFORMATION

SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

FOR THE PERIOD ENDED JANUARY 31, 2022 AND 2021

	2022	2021
Auto and truck expense	$1,811	$-
Bank charges	2,360	670
Depreciation expense	8,361	-
Insurance	3,781	-
Meals and entertainment	1,654	-
Office expense	28,935	7,936
Outside service	14,116	-
Payroll	30,804	-
Professional fees	216,722	93,958
Repairs and maintenance	5,840	-
Rent	92,393	-
Stock-based compensation	167,173	434,218
Tax and license	1,405	800
Travel	11,539	-

Total selling, general and administrative expenses	$586,894	$537,582