Form 10-Q
period 2022-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2022-06-15
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-216465

VITASPRING BIOMEDICAL CO. LTD.

(Exact Name of Registrant as Specified in Its Charter)

NV	37-1836726

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Spectrum Center Drive, Suite 1620

Irvine, CA, 92618

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated Filer (X)	Smaller reporting company (X)
Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	206,520,030

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended April 30, 2022

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO., LTD BALANCE SHEETS

APRIL 30, 2022 AND JANUARY 31, 2022

	(Unaudited) April 30, 2021	January 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,151	$107,212
Accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2022 2022 and $0 at Januery31, 2022 (Note 3)	2,120,132	2,952,022
Prepaid expenses	4,817	2,634
Total current assets	2,204,100	3,061,868

LONG-TERM ASSETS
Property and equipment, net	60,870	64,636
Operating lease right-of-use asset	414,129	459,955
Deposits	17,614	17,614
Total long-term assets	492,613	542,205
Total assets	$2,696,713	$3,604,073

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$1,211,500
Income tax payable	286,723	210,923
Advances from related party	94,358	94,358
Total current liabilities	381,081	1,556,781

LONG-TERM LIABILITIES
Operating lease liabilities, net of current	419,554	463,572
Deferred tax liability (Note 9)	5,374	6,181
Total long-term liabilities	424,928	469,753
Total liabilities	806,009	2,026,534

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares, respectively authorized 206,520,030 and 206,520,030 shares,respectively issued and outstanding	20,652	20,652
Stockholder receivables	(109,528)	(137,634)
Additional paid-in capital	886,200	877,797
Retained earnings (accumulated deficit)	1,093,380	816,724
Total stockholders' equity	1,890,704	1,577,539

Total liabilities and stockholders' equity	2,696,713	3,604,073

See accompanying notes and independent accountant's review report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Three month ended April 30, 2022	Three month ended April 30, 2021

Revenues	$1,490,000	$533,800
Cost of goods sold	922,000	294,000
Gross profit from operations	568,000	239,800

Operating Expenses
Selling, general and administrative expenses (Schedule I)	224,873	60,390
Income (loss) from operations before	343,127	179,410

Other Income (expense)	8,522	-
Other Income	8,522	-

Net Income (loss) before provision for income tax benefit (expense)	351,649	179,410
Provision for income tax benefit (expense)	(74,993)	56,252
Net Income	$276,656	$235,662

Net income per share: Basic and diluted	$-	-
Weighted average number of shares outstanding: Basic and diluted	206,520,030	205,418,001

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2022 (UNAUDITED)

	Number of Shares	Common Stock	Shareholder Receivables	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance, January 31, 2022	206,520,030	$20,652	$(137,634)	$877,797	$816,724	$1,577,539

Stock-based compensation	-	-	28,106	8,403	-	36,509

Net income	-	-	-	-	276,656	276,656

Balance, April 30, 2022	206,520,030	$20,652	$(137,634)	$877,797	$816,724	$1,577,539

See accompanying notes and independent auditor's report.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED APRIL 30, 2022 AND 2021 (UNAUDITED)

	Three months ended April 30, 2022	Three months ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$276,656	$235,662
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,766	-
Stock-based compensation	36,509	35,104
Deferred tax (benefit) expense	(807)	(56,252)
Changes in assets and liabilities:
Accounts receivable	831,890	-
Prepaid expenses	(2,183)	-
Inventory	-	144,000
Accounts payable and accrued liabilities	(1,251,500)	183
Operating lease liabilities	3,617	-
Income tax payable	1,808	-
Advances from related party	-	162
Net cash provided by (used in) operating activities	(28,061)	358,859

Net increase (decrease) in cash and cash equivalents	(28,061)	358,859

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	107,212	45,398
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$79,151	$404,257

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

See accompanying notes and independent auditor's report.

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has retained earnings of $1,093,380 and a negative cash flow from operations amounting to $28,061 for the three months ended April 30, 2022. The Company had $1,490,000 in revenues for the three months ended April 30, 2022. There is substantial doubt about the Company’s ability to continue as a going concern due to the limited operating history of the business. As such, no assurance that the Company will continue to be profitable. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $79,151 of cash and cash equivalents as of April 30, 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents an estimate by the Company's management of specific accounts deemed uncollectible. The estimate takes into account prior bad debt experience and customer receivables outstanding for 90 days or more. Allowance for doubtful accounts was $0 as of April 30, 2022.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value. The Company had $4,817 in prepaid expenses and deposits as of April 30, 2022.

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022

(UNAUDITED)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in finished goods inventory as of April 30, 2022. The Company had $0 prepaid inventory as of April 30, 2022.

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

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. Accrued liabilities represent unpaid goods and services. The Company had $0 in accounts payable and accrued liabilities as of April 30, 2022.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $0 in credit card liability as of April 30, 2022.

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

April 30, 2022

(UNAUDITED)

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

Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended April 30, 2022, the Company generated

$1,490,000 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2022, there were no differences between our comprehensive income (loss) and net income (loss).

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

April 30, 2022

(UNAUDITED)

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

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022

(UNAUDITED)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk Factors (Continued)

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

Note 4 – ADVANCES FROM RELATED PARTY

For the three months ended April 30, 2022, one of the Company's major shareholders, a related party, had outstanding advances to the Company. Advances are unsecured, non-interest bearing and due on demand and amounted to $94,358 as of April 30, 2022.

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

April 30, 2022

(UNAUDITED)

Note 5 – COMMON STOCK (Continued)

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

There were 206,520,030 shares of common stock issued and outstanding as of April 30, 2022.

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

A summary of restricted share activity under the 2020 Stock Plan for the three months ended April 30, 2022 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
January 31, 2022	53,931,440	$-	1
Granted	-	-
Exercised	-	-
Forfeited	-	-

April 30, 2022	53,931,440	$-	1

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022

(UNAUDITED)

Note 6 – STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s nonvested shares for the three months ended as of April 30, 2022, and changes during the three months ended April 30, 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2022	53,931,440	$0.005
Granted	-	0.005
Vested	-	-
Forfeited	-	0.005

Nonvested at April 30, 2022	53,931,440	$0.005

Expected to vest	53,931,440	$0.005

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant. The Company accounts for forfeitures as they occur.

As of April 30, 2022, there was $109,528 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures. Share-based compensation recognized for the three months ended April 30, 2022 amounted to $36,509.

Note 7 – COMMITMENTS AND CONTINGENCIES

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

The components of lease expense are as follows:

For the three months ended April 30, 2022, operating lease costs amounted to $46,196. Other information related to leases are as follows:

Supplemental Cash Flows Information: for the three months ended April 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:

-   Operating cash flows from operating leases: $44,388 Right-of-use assets obtained in exchange for lease obligations:

- Operating leases: $551,650

Weighted Average Remaining Lease Term for operating leases: 2.3 years Weighted Average Discount Rate for operating leases: 0.330%

Future minimum lease payments under non-cancelable leases as of April 30, 2022 are as follows:

Fiscal Year	Operating Leases
2022 *	$136,715
2023	188,402
2024	96,075
Thereafter	-
Total future minimum lease payments	421,192

Less imputed interest	(1,638)

Total	$419,554

*Excluding the three months ended April 30, 2022

April 30, 2022
Operating lease liabilities	$135,825
Operating lease liabilities, net of current	$283,729

Note 8 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended April 30, 2022, the Company incurred $224,873 in selling, general and administrative expenses. See financial statements – supplementary information Schedule I for details.

VitaSpring Biomedical Co., Ltd

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022

(UNAUDITED)

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

The components of provision for income taxes are:

	April 30, 2022	January 31, 2022
Income taxes (payable)/receivable currently:
Federal	$(75,000)	$(210,923)
State	(800)	-
Total income taxes payable currently	(75,800)	(210,923)
Deferred income tax
Federal
Deferred tax benefit (liability) – end of period/year	(5,374)	(6,181)
Valuation allowance	-	-
Total deferred tax benefit (liability) – end of period/year	(5,374)	(6,181)
Deferred tax benefit (liability) – beginning of period/year	(6,181)	93,929
Valuation allowance	-	(93,929)
Total deferred tax benefit (liability) – beginning of period/year	(6,181)	-
Total federal deferred tax benefit (liability)	(807)	(6,181)

State
Deferred tax benefit (liability) – end of period/year		$-
Deferred tax benefit (liability) – beginning of period/year		-
Total state deferred tax benefit (liability)		-

Total deferred tax income (expense)	807	(6,181)
Provision for income tax benefit (expense)	$(74,993)	(217,104)

Deferred tax asset (liability) - long-term	$(5,374)	(6,181)

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for more than 10% of the Company’s total sales for the three months ended April 30, 2022. The one customer represented $1,490,000 and 100% in aggregate of total sales for the three months ended April 30, 2022.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the three months ended April 30, 2022. The one vendor represented 100% of the Company’s total purchases for the three months ended April 30, 2022. If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC Subtopic 855-10, Subsequent Events, the Company has evaluated subsequent events for potential recognition and/or disclosure through June 13, 2022, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

VITASPRING BIOMEDICAL CO., LTD

SUPPLEMENTARY INFORMATION

SCHEDULE I - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES THREE MONTHS

ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

	Three months ended
	April 30, 2022	April 30, 2021
Auto and truck expense	$915	$-
Bank charges	406	670
Depreciation expense	3,766	-
Insurance	8,859	-
Lease cost	46,146	-
Meals and entertainment	140	-
Office expense	3,728	461
Payroll expense	31,050	-
Professional fees	92,256	24,250
Stock-based compensation	36,509	35,104
Outside services	370	-
Travel expense	728	-

Total selling, general and administrative expenses	$224,873	$537,582

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

Our corporate headquarters are located at 400 Spectrum Center Dr. #1620, Irvine, CA 92618.  Our telephone number is (949) 202-9235. We maintain a website at www.vitaspringbio.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC

Results of Operations for the Three months Ended April 30, 2022 Compared to the Three months ended April 30, 2021

Revenue and cost of goods sold

For the Three months ended April 30, 2022 and April 30, 2021 the Company generated total revenue of $1,490,000 and $533,800 from selling products to the customer. The cost of goods sold for the quarter ended April 30, 2022 and April 30, 2021 was $922,000 and $294,000, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the quarter ended April 30, 2022 and April 30, 2021 were $224,873 and $60,390. The increase was primarily related to increased selling, general and administrative expenses.

Net Income

The net income for the quarter ended April 30, 2022 and April 30, 2021 was $276,656 and $235,662, accordingly.

Liquidity and Capital Resources and Cash Requirements

At April 30, 2022, the Company had cash of $79,151. The Company had working capital of $1,823,019.

During the quarter ended April 30, 2022, the Company generated $(28,061) of cash in operating activities.

During the quarter ended April 30, 2022 the Company used no cash in investing activities or financing activities.

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

Going Concern

The Company has a retained earnings of $1,093,380 and a negative cash flow from operations amounting to $(28,061) for the three months ended April 30, 2022. The Company had $1,490,000 in revenues for the three months ended April 30, 2022. The Company currently earned profit for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of April 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 – EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2022	VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Kao Cheng-Hsiang
Kao Cheng-Hsiang Chief Executive Officer

(Principal Executive Officer)