Form 10-Q
period 2022-10-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2022-12-21
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( ) No (X)

 The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	206,520,030

VITASPRING BIOMEDICAL CO. LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended October 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

VITASPRING BIOMEDICAL CO. LTD.

BALANCE SHEETS

OCTOBER 31, 2022 AND JANUARY 31, 2022

	October 31, 2022 (Unaudited)	January 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 24,050	$ 107,212
Accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2022 and $0 at January 31, 2022 (Note 3)	2,020,132	2,952,022
Prepaid expenses	5,559	2,634

Total current assets	2,049,741	3,061,868

LONG-TERM ASSETS
Property and equipment, net	53,339	64,636
Operating lease right-of-use asset	322,401	459,955
Deposits	17,614	17,614

Total long-term assets	393,354	542,205

Total assets	$ 2,443,095	$ 3,604,073

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ -	$ 1,251,500
Income tax payable	211,723	210,923
Operating lease liabilities	45,904	181,103
Advances from related party	215,959	94,358

Total current liabilities	473,586	1,737,884

LONG-TERM LIABILITIES
Operating lease liabilities, net of current	283,730	282,469
Deferred tax liability (Note 9)	4,473	6,181

Total long-term liabilities	288,203	288,650

Total liabilities	761,789	2,026,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value 500,000,000 authorized shares, 206,520,030 and 206,520,030 shares, respectively issued and outstanding	20,652	20,652
Stockholder receivables	(50,000)	(137,634)
Additional paid-in capital	899,690	877,797
Retained earnings	810,964	816,724

Total stockholders' equity	1,681,306	1,577,539

Total liabilities and stockholders' equity	$ 2,443,095	$ 3,604,073

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

	Three months ended October 31, 2022	Three months ended October 31, 2021	Nine months ended October 31, 2022	Nine months ended October 31, 2021
Revenues	$-	$200,000	$1,490,000	$2,124,200

Cost of goods sold	-	180,000	922,000	1,523,200

Gross profit from operations	-	20,000	568,000	601,000

Operating expenses
Selling, general and administrative expenses (Schedule I)	182,942	157,453	582,603	308,166

Income (loss) from operations before	(182,942)	(137,453)	(14,603)	292,834

Other income (expense)
Other income (expense)	(637)	-	7,935	-

Total other income, net	(637)	-	7,935	-

Net income (loss) before provision for income tax benefit (expense)	(183,579)	(137,453)	(6,668)	292,834

Provision for income tax benefit (expense)	45,575	-	908	29,795

Net income (loss)	$(138,004)	$(137,453)	$(5,760)	$322,629

Net income per share: Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding: Basic and diluted	206,520,030	205,458,941	206,520,030	205,438,810

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

	Nine months ended October 31, 2022	Nine months ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (5,760)	$ 322,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	11,297	4,595
Stock-based compensation	109,527	123,150
Deferred tax (benefit) expense	(1,708)	(30,595)
Changes in assets and liabilities:
Accounts receivable	931,890	-
Prepaid expenses	(2,925)	(3,951)
Inventory	-	144,000
Prepaid inventory	-	(304,000)
Deposits	-	(17,614)
Accounts payable and accrued liabilities	(1,251,500)
Operating lease liabilities	3,616	1,808
Income tax payable	800	800
Advances from related party	121,601	833

Net cash provided by (used in) operating activities	(83,162)	241,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(72,996)

Cash used in investing activities	-	(72,996)

Net increase (decrease) in cash and cash equivalents	(83,162)	168,659

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	107,212	45,398

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$ 24,050	$ 214,057

Supplemental cash flow disclosures:
Income taxes paid	$ -	$ -
Interest expense paid	$ -	$ -

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

 VITASPRING BIOMEDICAL CO. LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED OCTOBER 31, 2022

(UNAUDITED)

	Common Stock			Stockholder Receivables	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance, January 31, 2022	206,520,030	$20,652		$(137,634)	$877,797	$816,724	$1,577,539

Stock-based compensation	-	-		87,634	21,893	-	109,527

Net loss	-	-		-	-	(5,760)	(5,760)

Balance, October 31, 2022	206,520,030	$20,652	$	$ (50,000)	$899,690	$810,964	$1,681,306

See Accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has retained earnings of $810,964 and a negative cash flow from operations amounting to $83,162 for the nine months ended October 31, 2022. The Company had $1,490,000 in revenues for the nine months ended October 31, 2022. There is substantial doubt about the Company’s ability to continue as a going concern due to the limited operating history of the business. As such, no assurance that the Company will continue to be profitable. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. The Company had $24,050 of cash and cash equivalents as of October 31, 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents an estimate by the Company's management of specific accounts deemed uncollectible. The estimate takes into account prior bad debt experience and customer receivables outstanding for 90 days or more. Allowance for doubtful accounts was $0 as of October 31, 2022.

Prepaid Expenses and Deposits

Prepaid Expenses are recorded at cost less amortized value. The Company had $5,559 and $17,614 in prepaid expenses and deposits respectively as of October 31, 2022.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in finished goods inventory as of October 31, 2022. The Company had $0 prepaid inventory as of October 31, 2022.

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

Accounts Payable and Accrued Liabilities

Accounts payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. Accrued liabilities represent unpaid goods and services. The Company had $0 in accounts payable and accrued liabilities as of October 31, 2022.

Credit Card Liability

Credit card liability represents amounts owed to credit card issuers for money borrowed to pay merchants for goods and services based on the cardholder’s promise to pay the card issuer borrowed amounts plus other agreed upon charges. The Company had $0 in credit card liability as of October 31, 2022.

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

Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended October 31, 2022, the Company generated $1,490,000 in revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2022, there were no differences between our comprehensive income (loss) and net income (loss).

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

Note 4 – ADVANCES FROM RELATED PARTY

For the nine months ended October 31, 2022, one of the Company's shareholders and officers, a related party, had outstanding advances to the Company. Advances are unsecured, non-interest bearing and due on demand and amounted to $215,959 as of October 31, 2022.

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

There were 206,520,030 shares of common stock issued and outstanding as of October 31, 2022.

Note 6 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain, and provide incentives for employees, officers, and directors, and to align stockholder and employee interests.

Under the 2020 Stock Plan, the Company grants Incentive Stock Options (“ISO”), Non statutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU). ISO and NSO are granted under service conditions. RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator at their discretion. Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period. Stock options granted to non-employees generally vest over a one-year period.

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

A summary of restricted share activity under the 2020 Stock Plan for the nine months ended October 31, 2022 are as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Life
	Shares	Price	(Years)
January 31, 2022	53,931,440	$-	1
Granted	-	-
Exercised	-	-
Forfeited	-	-

October 31, 2022	53,931,440	$-	1

Note 6 – STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s nonvested shares for the nine months ended as of October 31, 2022, and changes during the nine months ended October 31, 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2022	53,931,440	$0.005
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at October 31, 2022	53,931,440	$0.005

Expected to vest	53,931,440	$0.005

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of grant. The Company accounts for forfeitures as they occur.

As of October 31, 2022, there was $36,506 of unrecognized compensation cost related to non-vested stock-based awards which will be recognized over a weighted average period of one year. Total unrecognized compensation cost will be adjusted for future changes based on actual forfeitures. Share-based compensation recognized for the three months ended October 31, 2022 amounted to $109,527.

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

The components of lease expense are as follows:

For the nine months ended October 31, 2022, operating lease costs amounted to $138,589.

Other information related to leases are as follows:

Supplemental Cash Flows Information: for the nine months ended October 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:

•	Operating cash flows from operating leases: $46,164

Right-of-use assets obtained in exchange for lease obligations:

•	Operating leases: $551,650

Weighted Average Remaining Lease Term for operating leases: 1.75 years

Weighted Average Discount Rate for operating leases: 0.330%

Future minimum lease payments under non-cancelable leases as of October 31, 2022 are as follows:

Fiscal Year	Operating Leases
2022 *	$46,164
2023	188,402
2024	96,074
Thereafter	-
Total future minimum lease payments	330,640

Less imputed interest	(1,006)

Total	$329,634

* Excluding the nine months ended October 31, 2022

October 31, 2022
Operating lease liabilities	$45,904
Operating lease liabilities, net of current	$283,730

Note 8 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 31, 2022, the Company incurred $582,603 in selling, general and administrative expenses. See financial statements – supplementary information Schedule I for details.

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

Note 9 – INCOME TAXES (Continued)

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

The components of provision for income taxes are:

		October 31, 2022	January 31, 2022
Income taxes (payable)/receivable currently:
Federal	$		$(210,923)
State		(800)	-
Total income taxes payable currently		(800)	(210,923)
Deferred income tax
Federal
Deferred tax benefit (liability) – end of period/year		(4,473)	(6,181)
Valuation allowance		-	-
Total deferred tax benefit (liability) – end of period/year		(4,473)	(6,181)
Deferred tax benefit (liability) – beginning of period/year		(6,181)	93,929
Valuation allowance		-	(93,929)
Total deferred tax benefit (liability) – beginning of period/year		(6,181)	-
Total federal deferred tax benefit (liability)		1,708	(6,181)

State
Deferred tax benefit (liability) – end of period/year		$-	-
Deferred tax benefit (liability) – beginning of period/year		-	-
Total state deferred tax benefit (liability)		-	-

Total deferred tax income (expense)		1,708	(6,181)
Provision for income tax benefit (expense)		$908	(217,104)

Deferred tax asset (liability) - long-term		$(4,473)	(6,181)

Note 10 – CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for more than 10% of the Company’s total sales for the nine months ended October 31, 2022. The one customer represented $1,490,000 and 100% in aggregate of total sales for the nine months ended October 31, 2022.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the nine months ended October 31, 2022. The one vendor represented 100% of the Company’s total purchases for the nine months ended October 31, 2022. If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC Subtopic 855-10, Subsequent Events, the Company has evaluated subsequent events for potential recognition and/or disclosure through December 14, 2022, the date these financial statements were issued and has determined that there were no material subsequent events to disclose in these financial statements.

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

Overview

VitaSpring Biomedical Co. Ltd., is a leader in placenta stem cells, leveraging its novel placenta mesenchymal stem cells and exosomes to develop array of cell related products for patients with autoimmune disease. We aim to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs.

Our GTP standard stem cell production center is in Taipei, Taiwan for mass production of our MSC(mesenchymal stem cell), exesome and cytopharmaceuticals. We also cooperate with affiliated companies to support the mass production and commercialization of X.MSC-related medical projects. Some X.MSC-based projects are researches and trials of Investment New Drugs and part of them are related to X.exosome, the critical material in the related skincare products.

We have also entered into research collaborations with leading academic institutions such as National Taiwan University College of Medicine and ZheJiang University School of Medicine (China) pursuant to which we acquired rights to novel and proprietary technologies and programs. VitaSpring management also expect X.msc-related medical projects to implement in hospitals from a small scale in the future five years.

Our research facilities in Taipei, Taiwan contain our translational and pre-clinical sciences, analytical development and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

Recent Developments

In August 2022, VitaSpring Biomedical Co. Ltd. announced that it would temporarily suspend shipments of products and accepting purchase orders from distributors, national brokers, and reginal agents until end of the quarter. We also decided to review our marketing strategies for all stem cell product in Asia region.

Due to restricted Covid quarantine policies in Greater China and Taiwan, our management team have been actively communicating with distributors, national brokers, and reginal agents, and clinical clients regarding the challenges of the market and concluded to temporally suspend shipments and marketing due to the followings:

• protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

• qualifying our and our CDMOs’ manufacturing facilities for clinical and commercial manufacturing purposes;

• acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;

• experiencing delayed on receipt of regulatory approvals from applicable authorities, including required authorizations to use and marketing authorizations;

We, however expect a significant increase in demand of our MSC and Exesome products in next quarter due to mass Covid infections when China official eases quarantine during the post-pandemic period in Asia. We also continue to evaluate opportunities to deploy different marketing strategies to different markets with sales channels, reginal brokers, and agents to enhance our products and profit margins.

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing and evolving COVID-19 pandemic on our business and operations and have taken steps designed to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. We have transitioned a portion of our workforce to a remote, work-from-home model, while maintaining essential in-person laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce.

In addition to implementing measures designed to protect the health and safety of our workforce, our clinical study and operational teams are working closely with clinical sites to support the safety of site staff and patients as well as preserve data integrity and access to treatment as appropriate.

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. However, at the onset of the pandemic, we experienced, and depending on the evolving impacts of the ongoing COVID-19 pandemic, we may again experience, some transient delays in clinical study operations, as a result COVID-19.

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments which are uncertain and difficult to predict. We continue to monitor the impact of the COVID-19 pandemic on our business and operations and will adjust our activities as appropriate.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations for the Nine months ended October 31, 2022 Compared to the Nine months ended October 31, 2021

Revenue and cost of goods sold

For the nine months ended October 31, 2022 and October 31, 2021 the Company generated total revenue of $1,490,000 and $2,124,200, respectively, from sales of products to customers. Revenues for quarter ended October 31, 2022 and October 31, 2021 were $nil and $200,000. The decline in revenues, both in the nine months and quarter ended October 31, 2022 over the similar period in 2021, was a result of the decision to temporarily suspend shipments of products and accepting purchase orders from clients and distributors as a result of the Covid issue described above.

The cost of goods sold for the nine months ended October 31, 2022 and October 31, 2021 were $922,000 and $1,523,200, respectively, which represent the cost of raw materials, direct labor, freight-in costs, and purchase allowances. The cost of goods sold for the quarter ended October 31, 2022 and October 31, 2021 were $nil and $180,000, respectively.

Operating expenses

Total operating expenses for the nine months ended October 31, 2022 and October 31, 2021, remained steady at $582,603 and $601,000, respectively. Total operating expenses for the quarter ended October 31, 2022 and October 31, 2021, increased slightly period over period to $182,942 from $157,453, respectively. The operating expenses for the nine months and quarters ended October 31, 2021 were primarily Selling, general and administrative expenses, which remained constant despite our decision to suspend shipments and orders.

Net Income

The net income/(loss) for the nine months ended October 31, 2022 and October 31, 2021 declined period to period, resulting in a loss of $5,760 from income of $322,629, respectively. Net loss for the quarters ended October 31, 2022 and October 31, 2021, were consistent at losses of $138,004 and $137,453, respectively.

Liquidity and Capital Resources and Cash Requirements

At October 31, 2022, the Company had cash of $24,050. The Company had a working capital of $1,576,155.

During the quarter ended October 31, 2022, the Company used $83,162 of cash in operating activities, compared to the generation of $241,655 of cash from operations in the nine months ended October 31, 2021. The reason for the decline was because of temporally suspend taking orders and shipments.

During the quarter ended October 31, 2022 the Company used no cash in investing activities, compared to $72,996 used in the same period in 2021.

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

Going Concern

The Company has a retained earnings of 810,964 but a negative cash flow from operations of $83,601 for the nine months ended October 31, 2022. The Company had $1,490,000 in revenues for the nine months ended October 31, 2022, all of which were generated in the first six months of 2022. The Company currently lost $5,760 for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of October 31, 2022.

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

Date: December 21, 2022	VITASPRING BIOMEDICAL CO. LTD.

	By:	/s/ Kao, Cheng-Hsiang
Kao, Cheng-Hsiang Chief Executive Officer

(Principal Executive Officer)