Form 10-K
period 2023-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2025-12-01
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-216645

VITASPRING BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1836726
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

5225 Canyon Crest Drive, Suite 71-802, Riverside, CA	92507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 202-9235

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

None

(Title of class)

None

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On July 31, 2023, $14.93 bid price was reported for our common stock, as the security was not actively quoted or had no bids on that date.

As of November 26, 2025, the registrant had 207,030,030 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (this “Report”) is being filed after its original due date. We are working to regain full compliance with our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as otherwise indicated, all information contained in this Report is presented as of January 31, 2023.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements relate to our expectations, beliefs, plans, objectives, intentions, and assumptions regarding future events or performance and are not statements of historical fact. Words such as “may,” “will,” “could,” “should,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “continue,” “potential,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions, and are subject to known and unknown risks, uncertainties, and factors that could cause actual results to differ materially from those expressed or implied. Important factors that could cause such differences include, but are not limited to:

•	our ability to develop, commercialize, and market our functional-medicine and nutraceutical formulations;
•	our dependence on third-party research, manufacturing, and supply partners;
•	our ability to raise additional capital to fund operations;
•	competition within the biomedical and nutraceutical industries;
•	loss of key personnel or inability to attract qualified employees and consultants;
•	regulatory approvals, compliance costs, and potential changes in applicable laws;
•	disruptions in supply chains or research partnerships;
•	economic, geopolitical, and market conditions;
•	inadequacy of insurance coverage for certain losses or liabilities; and
•	potential asset impairments or other non-cash charges.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Readers should not place undue reliance on these statements, which speak only as of the date of this Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information, or the occurrence of unanticipated events.

As used in this Report, unless otherwise indicated, the terms “VitaSpring Biomedical,” “VitaSpring,” “we,” “us,” “our,” or the “Company” refer to VitaSpring Biomedical Co. Ltd. All dollar amounts are expressed in U.S. dollars unless otherwise specified.

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

PART I

Item 1. Business.

Overview

VitaSpring Biomedical Co. Ltd. (“VitaSpring,” the “Company,” “we,” “us,” or “our”), formerly known as Shemn Corp., was incorporated in the State of Nevada on September 6, 2016. We are a development-stage biomedical company engaged in the research, development, and commercialization of products that promote wellness and a healthy lifestyle. The Company began operations in 2019 and underwent a change of ownership effective January 21, 2020, resulting in a new management team and strategic direction. In connection with this ownership change, we filed a Certificate of Amendment to our Articles of Incorporation to change our corporate name to VitaSpring Biomedical Co. Ltd., which became effective on April 21, 2020, following clearance by the Financial Industry Regulatory Authority (“FINRA”). Our fiscal year end is January 31.

We aim to advance the field of cellular and regenerative medicine through investment in research and development of stem cell–based applications and related biomedical innovations. Our strategic objectives include establishing advanced medical research and cell production centers meeting Good Tissue Practice (“GTP”) standards and developing high-quality stem cell preparations for use in regenerative therapies and potential future drug development.

In furtherance of these objectives, we collaborate with affiliated entities and research partners to support the mass production and commercialization of X.msc-related medical projects, including investigational new drugs and clinical trials involving X.exosome, a critical component in skincare and regenerative formulations. Management anticipates that X.msc-based projects will progress to limited hospital implementation within approximately five years, as part of our broader plan to integrate laboratory innovation into clinical application.

Recent Developments

On March 30, 2020, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to effect the corporate name change to VitaSpring Biomedical Co. Ltd. (the “Corporate Action”). The Corporate Action became effective on April 21, 2020, following completion of required FINRA notification procedures.

Under new management, we have successfully transitioned proprietary patent technologies into mass-production know-how focused on allogeneic mesenchymal stem cell (MSC) processing derived from the maternal placenta. This proprietary process allows for efficient and stable culture of more than 20 generations of sub-cultured MSCs, maintaining consistent viability and exhibiting up to 1,000 times higher exosome concentration per milliliter compared with conventional MSCs. Leveraging this know-how, we intend to establish a U.S. FDA–regulated stem cell bank capable of supplying ready-to-use allogeneic MSCs for emergency stem cell transplantation at an affordable cost to patients.

Our research and development team has received multiple honors, including the 16th, 17th, and 18th Taiwan National Innovation Awards (2019–2021). The team has also participated in regenerative medicine initiatives sponsored by the Ministry of Science and Technology (Taiwan) from 2007 through 2020, including research on the mechanisms of human placenta-derived MSCs in various disease applications. These achievements underscore our scientific and technological foundation for advancing X.msc-related clinical applications in regenerative medicine.

Principal Products and Services

We focus on developing cell-based medical technologies for use in regenerative medicine, preventive health care, beauty, and anti-aging. Our work is based on a type of stem cell that we call X.msc, as well as exosome-based materials derived from these cells.

At this time, we do not sell any products or treatments for consumer use. Our current efforts are focused on research and development, improving our production process, and evaluating potential future applications. If we decide to create products for use by consumers or patients, we will first need to complete scientific testing and obtain all required regulatory approvals.

Our Research and Technology

We believe that our research program gives us several advantages in developing cell-based technologies:

•	Discovery of X.msc: We have identified and isolated a special type of mesenchymal stem cell, which we call X.msc.
•	Safety: Early research suggests that X.msc do not promote tumor growth and appear to be safe for potential medical use.
•	Purification Process: We have developed a process that helps us grow and purify X.msc so that each batch is consistent and uniform.
•	Cell Viability: Laboratory results show that X.msc remain active longer and produce more exosomes than typical stem cells.
•	Cell Stability: We can culture these cells through more than 25 generations while maintaining their natural stem-cell properties.
•	Growth Medium: We use a proprietary growth formula that helps X.msc multiply efficiently and stay stable.
•	Exosome Technology: We are developing exclusive exosome-based formulas that may be used in skin care, wound healing, or anti-inflammatory research.
•	Research Applications: We are studying how X.msc may help with tissue repair, immune system balance, and inflammation control.
•	Ethical Standards: All X.msc cells come from ethically obtained, non-embryonic human placental tissue. We comply with current ethical and legal standards for biomedical research.

Our research is still in the early development stage. We have not yet completed the scientific testing or received the approvals that would be needed to sell any medical or consumer products. Any future products or treatments based on our technology would require review and authorization by the U.S. Food and Drug Administration (FDA) or similar agencies in other countries before they could be offered for sale.

Research and Development

Overview

We did not conduct any research and development (“R&D”) activities or incur R&D expenses during the fiscal years ended January 31, 2023 and 2022. However, we plan to explore and implement R&D programs in the future once sufficient funding becomes available. Our objective is to advance proprietary cell-based biomedical technologies, including our X.msc mesenchymal stem-cell platform and exosome-based formulations, with a focus on applications for regenerative medicine, preventive health, and functional wellness.

Future R&D efforts are expected to emphasize scientific validation, process optimization, and regulatory readiness as we seek to translate laboratory discoveries into practical applications.

Planned Focus Areas

When funded, our R&D initiatives are expected to focus on four primary areas:

1. Stem-Cell Isolation and Expansion

We intend refine methods for isolating and expanding X.msc cells derived from ethically sourced, non-embryonic human placental tissue, designed to maintain cell purity, stability, and potency through extended culture generations.

2. Exosome Production and Characterization

We plan to develop scable methods to increase the yield and quality of exosomes—the nanosized vesicles secreted by stem cells that play a role in cellular signaling and repair – with potential applications in tissue regeneration and inflammation control.

3. Formulation and Product Development

We aim to design prototype formulations combining exosome and redox-balance research for possible use in topical, injectable, or nutraceutical uses. These concepts remain in the pre-commercial exploratory state.

4. Process Automation and Quality Control

We expect to implement standardized production protocols aligned with Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP) principles to ensure reproducibility and compliance with international regulatory standards.

Collaborations and Partnerships

Although we have not yet initiated formal R&D programs, we intend to collaborate with academic institutions, hospitals, and affiliated research companies in Taiwan and other regions of Asia-Pacific as development progresses. These relationships are expected to provide access to advanced laboratory infrastructure, scientific expertise, and early-stage data that support our internal development goals. We may also engage external contract research organizations (“CROs”) for specialized testing and validation services as appropriate.

R&D Expenditures

We did not incur any R&D expenses for the fiscal years ended January 31, 2023 and January 31, 2022.

Future expenditures will vary depend on the timing and scope of our planned R&D activities and the availability of financing.

Intellectual Property and Data

As of the date of this filing, we do not own or hold any issued patents, registered trademarks, or other registered intellectual property rights. Our proprietary assets currently consist of trade secrets, technical know-how, and research data developed in connection with our exploratory initiatives.

We intend to pursue intellectual property protection in the future through patent and trademark filings once our product candidates and technologies reach a more advanced stage of development. Our strategy will focus on securing rights to key processes, formulations, and brand elements associated with our stem-cell and exosome technologies.

To protect our confidential information and technical data, we intend to use confidentiality and non-disclosure agreements with employees, consultants, advisors, and potential research or commercial partners. These agreements will be designed to safeguard our proprietary information, prevent unauthorized disclosure, and preserve our ability to seek formal intellectual property protection in the future.

We also plan to implement data protection and cybersecurity measures to ensure compliance with applicable privacy and data security regulations as our operations expand and as we begin to handle research data or potential patient information in connection with future clinical or pre-clinical activities.

Market Opportunity and Industry Background

Industry Overview

We operate within the global regenerative-medicine and functional-wellness industry, which combines advances in cell biology, biotechnology, and preventive health. The regenerative-medicine market includes products and research focused on repairing or replacing damaged cells, tissues, and organs, while the nutraceutical and wellness segment focuses on enhancing physiological function and delaying age-related decline.

The worldwide regenerative-medicine market has grown rapidly over the past decade, driven by improvements in stem-cell science, exosome research, and biomaterial engineering. According to publicly available industry reports, the market exceeded $25 billion in 2024 and is projected to continue expanding as clinical adoption increases and regulatory frameworks mature. At the same time, global demand for preventive health and anti-aging solutions has surged as populations age and consumers become more health-conscious.

Emerging Trends

Several trends are shaping our industry and creating opportunities for VitaSpring:

•	Growth of Cell-Based Therapies – Advances in mesenchymal stem-cell (“MSC”) science and exosome applications are moving from experimental research to clinical and commercial development.
•	Preventive and Personalized Medicine – Healthcare is shifting toward prevention and individualized treatment based on cellular diagnostics and targeted biological interventions.
•	Regulatory Evolution – Governments in the United States and Asia are developing clearer pathways for cell-therapy and biologics approval, increasing investor confidence and accelerating commercialization timelines.
•	Integration of Biotechnology and Aesthetics – The intersection between regenerative medicine and the beauty industry is expanding rapidly, particularly in skin repair and anti-inflammatory applications.
•	Asia-Pacific Leadership – Countries such as Taiwan, Japan, and South Korea are at the forefront of stem-cell innovation, providing opportunities for collaboration and technology transfer.

Market Opportunity for VitaSpring

We believe VitaSpring is positioned to participate in these long-term growth trends by focusing on cell-based technologies that bridge biomedical research and functional wellness. We intend to develop an X.msc stem-cell platform and exosome formulations that will be designed to address multiple potential markets, including:

•	Regenerative Medicine – Supplying allogeneic MSCs and exosome materials for use in research, clinical trials, and potential therapeutic development.
•	Biomedical Research and Manufacturing Services – Providing contract cell-production, purification, and quality-control services to laboratories and hospitals that lack internal cell-processing capacity.
•	Preventive Health and Anti-Aging – Developing future consumer-facing formulations derived from our exosome research for skincare and tissue-repair applications.
•	Collaborative R&D – Partnering with universities, hospitals, and biotechnology firms to co-develop new cellular technologies and expand applications for our intellectual property.

Competitive Landscape

The regenerative medicine industry is highly fragmented and competitive, comprising early-stage research companies, established biotechnology firms, and university-affiliated laboratories. Competition is based on factors such as scientific credibility, intellectual property protection, manufacturing capability, clinical outcomes, and regulatory compliance.

We currently operate at an early development stage and face competition from both domestic and international companies pursuing stem-cell and exosome-based technologies. Many of these competitors have significantly greater financial, technical, and research resources, as well as established regulatory and commercial infrastructures.

Despite these challenges, we believe our emerging platform and development strategy may offer certain long-term advantages, including:

•	Proprietary technical know-how related to cell culture, purification, and expansion processes that may enhance exosome yield and cell viability;
•	Ethical sourcing protocols that utilize non-embryonic human placental tissue;
•	Strategic relationships in Asia, a region recognized for leadership in regenerative medicine and cell-therapy innovation; and
•	A long-term objective to establish a Good Tissue Practice (“GTP”)–compliant cell-production and storage facility to support future research and clinical applications.

As the industry evolves, we intend to differentiate ourselves through process reliability, scientific validation, and adherence to emerging international standards for quality and safety.

Outlook

The regenerative-medicine and functional-health markets are expected to remain among the fastest-growing segments in the life-sciences industry. As research validation improves and regulatory frameworks mature, we believe opportunities will expand for companies like VitaSpring that can deliver scientifically credible, ethically sourced, and commercially scalable cell-based technologies.

Business Model and Revenue Strategy

We are building a biomedical platform that integrates cell-based science, regenerative medicine, and functional wellness. Our business model combines research-driven innovation with a long-term plan to develop, license, and commercialize proprietary technologies derived from our X.msc mesenchymal stem-cell and exosome programs. Because we remain in the development stage, we currently generate only limited revenue. Our strategy focuses on creating intellectual property, establishing production know-how, and forming partnerships that can translate our technologies into scalable commercial opportunities.

Business Model

•	Research and Technology Development – We intend to invest in R&D to improve cell isolation, culture, and exosome production methods. Our near-term objective is to generate data and proprietary processes that can be licensed or used in future clinical and commercial programs.
•	Contract Manufacturing and Research Services – We intend to pursue a production platform to offer cell-culture, purification, and testing services to third-party laboratories, hospitals, and research organizations that lack their own stem-cell facilities. These services may provide early revenue and industry exposure while advancing standardization of our technology.
•	Product Commercialization and Licensing – Over the longer term, we intend to develop and license cell-based products, exosome formulations, and related wellness applications. We expect commercialization to occur through direct sales, distribution partnerships, or out-licensing arrangements once regulatory approvals are obtained.

Revenue Strategy

•	Direct Product Sales: Sale of biomedical or wellness products, such as exosome-based formulations and stem-cell derivatives, subject to applicable regulatory clearances.
•	Licensing and Royalties: Granting rights to use our cell lines, culture technology, or manufacturing processes in exchange for upfront fees and royalties on product sales.
•	Contract Research and Manufacturing Fees: Providing laboratory and process-development services to third-party researchers and institutions for a fixed or milestone-based fee.
•	Collaborative and Joint-Venture Revenue: Entering partnerships with academic, hospital, or commercial entities to co-develop specific applications, sharing both costs and revenues.
•	Consulting and Technology Transfer: Offering technical expertise and training related to cell-culture and exosome manufacturing methods.

Pricing and Customer Approach

We anticipate a business-to-business (B2B) model, serving institutional and clinical clients rather than direct retail customers. Pricing for products or services will be based on the complexity of manufacturing, exclusivity of technology, and market benchmarks within the regenerative-medicine industry. We intend to maintain flexibility to accommodate long-term partnerships and regional licensing arrangements.

Long-Term Objectives

•	Establish VitaSpring as a recognized supplier of ethically sourced, high-quality stem-cell materials.
•	Build a diversified revenue base through product sales, service income, and licensing fees.
•	Leverage partnerships in Asia, Europe, and North America to expand market access.
•	Achieve sustainable profitability while maintaining regulatory compliance and scientific integrity.

Strategic Partnerships and Alliances

We are still in the development stage and continue to build our network of collaborations and strategic alliances. At this time, we have not established any formal partnerships in North America, but we maintain affiliations and research relationships in Taiwan and other parts of Asia. These relationships provide access to laboratory facilities, scientific expertise, and collaborative opportunities in regenerative-medicine research. We plan to form strategic partnerships with universities, hospitals, contract manufacturers, and biotechnology firms to accelerate development, streamline regulatory compliance, and expand market reach. We expect these alliances to play an important role in scaling our X.msc and exosome technologies, supporting clinical validation, and creating distribution channels for future biomedical and wellness products.

Competitive Landscape

The regenerative-medicine and biotechnology industries are highly competitive and characterized by rapid innovation, scientific advancement, and evolving regulation. We intend to compete with both early-stage biotechnology firms and established life-science companies engaged in stem-cell and exosome research. Key competitive factors include scientific credibility, cell-production quality, intellectual-property protection, cost efficiency, and regulatory compliance. Many of our competitors have greater financial, technical, and marketing resources than we do.

Regulatory Matters

Our operations will be subject to domestic and international laws and regulations governing biomedical research, cell storage, and manufacturing. Although we are not yet producing or selling products that require regulatory approval from the U.S. Food and Drug Administration (“FDA”), we intend to align our procedures with Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP) standards to prepare for future regulatory submissions. As we expand internationally, we may also be subject to laws relating to biological exports, clinical-trial oversight, and biotechnology transfer. We will implement appropriate compliance systems and oversight mechanisms prior to the commercial launch of any regulated products.

Employees and Human Capital Resources

As of November 12, 2025, we had no full-time employees other than our executive officers. Our operations are currently conducted by a network of contractors, consultants, scientists, and research partners who support our technical and administrative needs. As we progress toward commercialization, we intend to expand our organization by hiring key personnel in the areas of research and development, quality assurance, regulatory affairs, and business development. We plan to recruit individuals with biomedical, biotechnology, and cell-science experience, and to build a culture that values technical excellence, collaboration, and integrity.

Recruitment and Retention

We believe our ability to attract and retain talent will be critical to our success. We aim to maintain a work environment that emphasizes scientific curiosity, teamwork, and respect, while offering competitive compensation, professional growth opportunities, and a mission-driven culture focused on improving health and wellness through biotechnology. When we obtain the necessary capital and expand, we plan to establish programs that promote employee development, inclusion, and ethical conduct. We expect to retain qualified professionals by offering engaging research opportunities, clear advancement paths, and a collaborative culture that encourages innovation and accountability.

Legal Proceedings

We are not subject to any legal proceedings as discussed in Item 3. See Item 3. Legal Proceedings for information related to our former officers and director.

Facilities

Our facilities are discussed in Item 2.

Seasonality

None.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) are available at www.sec.gov. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments thereto. We make these filings available free of charge on our website as soon as reasonably practicable after filing with the SEC.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As of the date of this Annual Report, we have not yet adopted a formal, written cybersecurity risk management policy or enterprise-wide cybersecurity governance framework. However, we are aware of the growing risks associated with cybersecurity threats and are in the early stages of assessing and developing appropriate controls to identify and mitigate such risks in proportion to our size, scale, and operational complexity. We intend to implement a formal cybersecurity risk assessment and governance policy by Q1 2026. This process will include third-party vendor risk assessment, incident response protocols, and reporting mechanisms to management and the sole director.

Risk management and strategy

While we do not currently have dedicated cybersecurity personnel or a Chief Information Security Officer (CISO), responsibility for cybersecurity-related matters currently resides with our senior management team. Management oversees the implementation of basic safeguards, including secure login credentials, limited network access, and offsite data backups. We rely on third-party cloud-based software and IT vendors for the majority of our infrastructure and data storage, and we depend on their built-in security protocols.

We have not yet experienced any known material cybersecurity incidents. However, the lack of a formal cybersecurity risk management framework may expose us to vulnerabilities that could have an adverse effect on our operations, financial position, or reputation if not appropriately addressed in the future. We are currently evaluating the need for a more structured cybersecurity program and anticipate allocating resources to strengthen our risk management processes as we grow.

Governance

Cybersecurity oversight is provided by our executive officers, who periodically review cybersecurity considerations as part of their general oversight of business operations and IT needs. The Board of Directors has not yet established a dedicated cybersecurity committee or delegated specific oversight responsibility to an existing committee. Cybersecurity risks, to the extent material, are discussed by management with the Board on an ad hoc basis.

Our management team is responsible for monitoring industry trends, consulting with outside IT vendors, and taking basic steps to protect company systems and data. Although none of our executive officers have formal cybersecurity credentials, we recognize the importance of increasing our capabilities in this area as we scale our operations and infrastructure.

Item 2. Properties.

We do not own any real property and currently lease our offices located at 5225 Canyon Crest Drive, Suite 71-802, Riverside, CA 92507. Our lease is for a virtual office space, and our rent is $25 per month. Our telephone number (949) 289-6789. During fiscal 2023 and 2024, we maintained a branch office were located at 1F., No. 95, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, where the former management team operated. From August 2021 to July 2024, we maintained our principal executive offices at 400 Spectrum Center Dr., Suite 1620, Irvine, CA 92618. In May 2025, we located our executive offices to 5225 Canyon Crest Dr., Suite 710, Riverside, CA 92507. The Riverside location serve as our current executive office as of the date of this report.

Item 3. Legal Proceedings.

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions against us.

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2025, certain of our former officers and our director are subject of legal proceedings in Taiwan. These matters do not involve us, and we are not a party to any of the proceedings referenced in the Form 8-K.

Please refer to the Form 8-K for additional information regarding those matters.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink marketplace under the symbol “VSBC.” The OTC Pink is a decentralized, quotation-driven market operated by OTC Markets Group, Inc. Because this market is not a national securities exchange, the prices quoted for our stock may not reflect actual trading transactions or represent reliable market values. Quotes are inter-dealer quotations without retail markup.

There is very limited public trading in our common stock. During the fiscal years ended January 31, 2022 and January 31, 2021, trading volume was minimal, and no consistent bid or ask quotations were reported. As a result, we are unable to provide high and low bid quotations for the respective fiscal quarters.

	High	Low
Fiscal Quarters for the Fiscal Year ended January 31, 2023(1)
January 31, 2023	$15.30	$12.00
October 31, 2022	$16.50	$10.00
July 31, 2022	$16.50	$10.00
April 30, 2022	$15.00	$14.00

Fiscal Quarters for the Fiscal Year Ended January 31, 2022
January 31, 2022	$19.50	$14.00
October 31, 2021	$15.80	$15.10
July 31, 2021	$15.80	$11.04
April 30, 2021	$13.19	$8.00

Because our stock trades infrequently and with low volume, investors may have difficulty buying or selling shares at desired prices or at all. We make no representation that an active or liquid trading market exists or will develop in the future.

As of January 31, 2023, there were approximately 538 shareholders of record of our common stock. This number does not include beneficial owners who hold their shares in “street name” through brokerage firms or other nominees.

As of November 12, 2025, we had 207,030,030 shares of common stock issued and outstanding. The increase in outstanding shares since January 31, 2023, reflects share issuances for services, financing, and other corporate purposes subsequent to the fiscal year end.

Dividends

We have never declared or paid dividends on our common stock and do not expect to pay dividends in the foreseeable future. Our sole director will decide whether to declare dividends in the future, and that decision will depend on many factors, including our earnings, cash needs, financial condition, capital requirements, legal and contractual restrictions, and any other factors our sole director considers relevant.

At this time, we plan to retain any available funds and future earnings to support the growth and development of our business. As a result, investors should not expect to receive cash dividends on our common stock in the near term.

There can be no assurance that we will ever declare or pay cash dividends on our common stock.

Equity Compensation Plan Information

As of November 12, 2025, we do not have any equity compensation plans or other arrangements that provide for the issuance of our common stock to employees, officers, our sole director, or consultants. No shares of our common stock have been authorized or reserved for issuance under any equity compensation plan, whether approved by shareholders or not.

Recent Sales of Unregistered Securities

Between December 1, 2022, and January 31, 2023, the Company issued 510,000 shares of common stock to a service provider for services rendered.

There were 207,030,030 and 206,520,030 shares of common stock issued as of January 31, 2023 and 2022, respectively.

Excluding shares issued under stock-based compensation plans that had not yet vested, there were 152,075,197 and 118,592,297 shares of common stock outstanding as of January 31, 2023 and 2022, respectively.

All of the above issuances were made in offshore transactions to non-U.S. persons and were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S. No underwriters were involved, and no commissions or other remuneration were paid in connection with these issuances.

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., located at 1859 Whitney Mesa Dr., Henderson, NV 89014. They can be reached by telephone at (702) 818-5898 or by facsimile at (702) 974-1444.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with the Securities and Exchange Commission (“SEC”) are available free of charge through the SEC’s website at www.sec.gov. These filings are accessible as soon as reasonably practicable after we electronically file or furnish them with the SEC.

The information contained in our filings, including any forward-looking statements, is made as of the date of the respective document. We do not undertake any obligation to update such statements or documents, except as required by applicable law.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This section contains forward-looking statements that involve risks and uncertainties, and reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements.”

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we,” “us,” “our,” or “the Company,” mean VitaSpring Biomedical Co., Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a development-stage biomedical and nutraceutical company focused on cell-based technologies for regenerative and preventative health applications. engaged in the research, development, and commercialization of products that promote wellness and a healthy lifestyle. We began limited operations in 2019 and underwent a change of ownership effective January 21, 2020, resulting in a new management team and strategic direction. In connection with this ownership change, we filed a Certificate of Amendment to our Articles of Incorporation to change our corporate name to VitaSpring Biomedical Co. Ltd., which became effective on April 21, 2020, following clearance by the Financial Industry Regulatory Authority (“FINRA”).

As of the date of this filing, we have not commenced principal revenue-generating operations and have generated limited revenues since inception. Our operations have been limited to organizational activities, administrative functions, and preparation for future service offerings.

Results of Operation

For the year ended January 31, 2023 compared to year ended January 31, 2022

	Year Ended January 31, 2023	Year Ended January 31, 2022
Revenues	$-	$5,613,200
Cost of Goods Sold	3,333,000	3,545,200
Gross (Loss) Profit	(3,333,000)	2,068,000
Operating Expenses	844,836	941,336
(Loss) Income from Operations	(4,177,836)	1,126,664
Other Income	8,059	-
(Loss) Income Before Income Taxes	(4,169,777)	1,126,664
Provision for Income Taxes	5,381	(217,104)
Net (Loss) Income	$(4,164,396)	$909,560
Basic and Diluted EPS	$(0.02)	0.00
Weighted Average Shares Outstanding	206,521,427	205,983,864

Revenue

We generated no revenue during the fiscal year ended January 31, 2023, compared with $5,613,200 during the prior year. The decrease was due to the completion of certain product sales in fiscal 2022 that did not recur in fiscal 2023. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Cost of Goods Sold

Cost of goods sold was $3,333,000 in fiscal 2023 compared with $3,545,200 in fiscal 2022. Although revenue declined to zero, we continued to incur costs related to inventory, laboratory operations, and product development. These costs were associated with maintaining research activity and quality-control procedures necessary to preserve production capacity for future commercialization.

Gross (Loss )/Profit

We recorded a gross loss of $3,333,000 for the year ended January 31, 2023, compared with a gross profit of $2,068,000 in fiscal 2022. The swing to a loss was primarily the result of the absence of sales in fiscal 2023 while fixed production and development costs continued.

Operating Expenses

Operating expenses totaled $844,836 in fiscal 2023 compared with $941,336 in fiscal 2022, a decrease of approximately $96,500, or 10%. The decrease primarily reflects lower professional-service fees and general administrative costs, partially offset by continuing expenses for rent, consulting, and compliance associated with our public-company status. We continue to carefully manage overhead while maintaining core research and corporate functions.

Other Income

We recorded other income of $8,059 in fiscal 2023, which primarily represents miscellaneous non-operating income. There was no comparable amount in fiscal 2022.

Provision for Income Taxes

Our income tax expense was $5,381 in fiscal 2023, compared with a tax benefit of $217,104 in fiscal 2022. The variance primarily reflects the change from profitability in 2022 to a loss in 2023 and adjustments to deferred tax items.

Net (Loss) Income

As a result of the foregoing, we recorded a net loss of $4,164,396 for the year ended January 31, 2023, compared with net income of $909,560 for the year ended January 31, 2022. The decline of approximately $5.1 million was driven mainly by the absence of revenue and the continuation of fixed operating costs.

Liquidity and Capital Resources

As of January 31, 2023, we had cash and cash equivalents of approximately $29,656, compared with $107,212 at January 31, 2022. The decrease of approximately $77,500 was mainly due to cash used in our operations.

We have funded our activities primarily through equity issuances, shareholder advances, and limited revenue from product sales in 2022. Although we generated profits in fiscal 2022, we incurred a net loss of $4.16 million in fiscal 2023. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

We expect to continue to require additional capital to support operations, research, and regulatory initiatives. Management is exploring potential sources of financing, including private placements of equity or debt securities and strategic partnerships. There is no assurance that additional funding will be available on acceptable terms. If we cannot secure sufficient financing, we may need to delay or scale back parts of our business plan.

We believe our current cash resources will not be sufficient to fund planned operations for the next twelve months without additional capital. The continuation of our business depends on our ability to raise funds and generate future revenue.

Operating Activities

Net cash used in operating activities was $77,556 for the year ended January 31, 2023, compared with $269,631 used in the prior year. The reduced outflow primarily reflects tighter working-capital management and non-cash adjustments that partially offset the fiscal 2023 net loss.

Key non-cash items included depreciation of $15,062, amortization of right-of-use assets of $204,273, and stock-based compensation of $190,365.

Changes in working-capital accounts—such as higher accounts receivable of $2.54 million and increased accounts payable of $1.18 million—also affected cash flow.

Investing Activities

We had no investing cash flows during fiscal 2023, compared with $72,997 used in fiscal 2022 for purchases of equipment. We expect future investing activities to include additional spending for laboratory equipment, production facilities, and technology development as funding permits.

Financing Activities

We had no financing inflows in fiscal 2023, compared with $50,000 of proceeds from the sale of common stock in fiscal 2022. We also issued common stock in lieu of shareholder receivables totaling $164,865 in 2023 and $152,773 in 2022, which were non-cash transactions. We may seek additional equity or debt financing in future periods to support ongoing operations.

We expect to continue to rely on equity financing and, where available, strategic partnerships or grants to meet our capital needs. Our ability to raise additional capital will depend on market conditions, investor interest, and our progress in commercializing our stem-cell and biomedical technologies.

Capital Requirements and Liquidity Outlook

We believe that our existing cash resources will not be sufficient to fund operations for the next twelve months without additional financing. To meet our capital needs, we plan to seek additional equity or debt financing and may also pursue strategic partnerships or licensing opportunities. There is no assurance that such financing will be available on favorable terms or at all. If we cannot obtain adequate funding, we may need to delay, scale back, or discontinue some of our business activities.

Going Concern

We evaluate our ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. This evaluation requires us to assess whether conditions or events raise substantial doubt about our ability to meet our obligations as they become due during the twelve months following the issuance of these financial statements.

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of January 31, 2023, we had an accumulated deficit of $3,388,019 and negative cash flow of $77,556, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. The Company’s significant accounting policies are described in Note 4 to the financial statements. Management considers the following policies to be critical because they involve significant judgments and assumptions, and because different assumptions could materially affect the Company’s financial condition or results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to fair value of financial instruments.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) ordinarily requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, for the fiscal year ended January 31, 2023, our operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

Fair Value of Financial Instruments

The Company follows ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the short-term maturities of these instruments.

Income Taxes and Deferred Tax Assets

We account for income taxes using the liability method under ASC 740. Deferred tax assets are recognized for temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or part of a deferred tax asset will not be realized. Determining the amount of valuation allowance requires significant judgment in estimating future taxable income, applicable tax strategies, and the expected timing of reversals of temporary differences.

Material Commitments

None.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VitaSpring Biomedical Co. Ltd.

5225 Canyon Crest Drive,

Suite 71-802,

Riverside,

CA 92507

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VitaSpring Biomedical Co. Ltd. (the “Company”) as of January 31, 2023 and the related statement of operations, statement of changes in stockholders’ (deficit) equity, and statement of cash flows for the fiscal year ended January 31, 2023, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and the results of its operations and its cash flows for the fiscal year ended January 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred an accumulated deficit of $3,388,019 and a negative cash flow from operations amounting to $77,556 for year ended January 31, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from current year audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia

November 28, 2025

PCAOB ID: 6723

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

Very truly yours,

Douglas E. Faulkner, CPA

Kho & Patel, Certified Public Accountants A Professional Corporation

San Dimas, California March 31, 2022

We have served as the Company’s auditor since 2020.

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

	January 31,	January 31,
	2023	2022
ASSETS		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$29,656	$107,212
Accounts receivable, net of allowance for credit loss accounts of $33,632 and $0, respectively	380,000	2,952,022
Prepaid expenses	27,422	2,634

Total current assets	437,078	3,061,868

LONG-TERM ASSETS
Equipment, net	49,574	64,636
Operating lease right-of-use asset	255,682	459,955
Deposits	23,614	17,614

Total long-term assets	328,870	542,205
Total assets	$765,948	$3,604,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable – related party	$2,411,000	$1,251,500
Income tax payable	218,714	210,923
Operating lease liabilities	169,647	181,103
Other payables	55,063	-
Advances from related party	214,682	94,358

Total current liabilities	3,069,106	1,737,884

LONG-TERM LIABILITIES
Operating lease liabilities, net of current	93,334	282,469
Deferred tax liability	-	6,181

Total long-term liabilities	93,334	288,650

Total liabilities	3,162,440	2,026,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares, respectively authorized 207,030,030 and 206,520,030 shares issued, respectively	20,703	20,652
Additional paid-in capital	970,824	780,510
(Accumulated deficit)/Retained earnings	(3,388,019)	776,377

Total stockholders’ (deficit)/equity	(2,396,492)	1,577,539
Total liabilities and stockholders’ equity	$765,948	$3,604,073

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

	Years ended
	January 31,
	2023	2022
		(Restated)
Revenues	$-	$5,613,200

Cost of goods sold	3,333,000	3,545,200

Gross (loss)/profit from operations	(3,333,000)	2,068,000

Operating Expenses
Selling, general and administrative expenses	844,836	941,336

(Loss)/Income from operations	(4,177,836)	1,126,664

Other income
Other income	8,059	-

Total other income, net	8,059	-

Net (loss)/income from operations before provision for income taxes	(4,169,777)	1,126,664

Provision for income tax (expense) credit	5,381	(217,104)

Net (loss)/income (loss)	$(4,164,396)	$909,560

Net (loss)/income per share: Basic and diluted	(0.02)	0.00

Weighted average number of shares outstanding:
Basic and diluted	206,521,427	205,983,864

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2023 AND 2022

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance, January 31, 2021	209,670,030	$20,967	$208,579	$(133,182)	$96,364

Repurchase of Common stock - restated	(11,285,015)	(1,129)	1,129	-	-
Issuance of Common Stock - restated	1,000,000	100	49,900	-	50,000
Issuance of stock-based compensation - common stock - restated	7,135,015	714	520,902	-	521,616
Net income - restated	-	-	-	909,560	909,560

Balance, January 31, 2022 - restated	206,520,030	$20,652	$780,510	$776,377	$1,577,539

Issuance of stock-based compensation - common stock	510,000	51	25,449	-	25,500
Stock-based compensation	-	-	164,865	-	164,865
Net loss	-	-	-	(4,164,396)	(4,164,396)

Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

	Years ended
	January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net (loss)/ income	$(4,164,396)	$909,560
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	15,062	8,361
Amortization of ROU assets	204,273	-
Stock-based compensation	190,365	167,173
Allowance for credit losses	33,632	-
Deferred tax (benefit) expense	(6,181)	6,181
Changes in assets and liabilities:
Accounts receivable	2,538,390	(2,952,022)
Prepaid expenses	(24,788)	(2,634)
Inventory	-	144,000
Deposits	(6,000)	(17,614)
Payroll Liability	35,115	-
Accounts payable and accrued liabilities	1,179,417	1,251,500
Change in operating lease liability	(200,559)	3,617
Income tax payable	7,791	210,923
Advances from related party	120,323	1,324

Cash used in operating activities	(77,556)	(269,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(72,997)

Cash used in investing activities	-	(72,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	50,000

Cash provided by financing activities	-	50,000

Net change in cash and cash equivalents	(77,556)	(292,628)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	107,212	45,397

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$29,656	$107,212

Supplemental cash flow disclosures:
Income taxes paid	$800	$800
Interest expense paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Common stock issuance in lieu of shareholder receivables	$164,865	$152,773

VITASPRING BIOMEDICAL CO., LTD.

Notes to Financial Statements

January 31, 2023, and 2022

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd (formerly Shemn Corp.) (“the Company”) was incorporated in the State of Nevada on September 6, 2016.  The Company aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. Through the development of cell medicine, it will become a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. The “GTP Cell Center” is the basis for its business, which is cross-domain in biotechnology medical treatment, medicine and medical materials, and focuses on the development of cell medical treatment.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an accumulated deficit of $3,388,019 and a negative cash flow from operations amounting to $77,556 for year ended January 31, 2023. There is substantial doubt about the Company’s ability to continue as a going concern due to the limited operating history of the business.  There can be no assurance that the Company will achieve or maintain profitability. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Restatement of Statements of Changes in Stockholders’ Equity as of January 31, 2022

After the issuance of the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, the Company discovered certain calculation errors with respect to certain of its stock-based compensation (“SBC”) expense, which resulted in a misstatement in the Company’s previously issued financial statements. The financial statements for the year ended January 31, 2022, have been restated to reflect the corrections of the misstatements in accordance with ASC 250, Accounting Changes and Error Corrections. The Company has also corrected certain disclosures related to the financial statements. The reasons for the changes were due to the following:

A.

131,901,600 SBC common shares, granted on October 4, 2020, are being amortized and expensed, at a fair value of $0.005 per share, over 4 fiscal years equally (vesting period) commencing on October 4, 2020. Previously, a larger portion of these SBC common shares (attributable to prior services) were expensed as of the grant date, with the balance being amortized and expensed over the remaining 4-year service period.

B.

6,233,500 SBC common shares, granted on November 24, 2020, were expensed entirely, at a fair value of $0.005 per share, as fully vested on the grant date. Previously, these SBC common shares were being amortized and expensed over a 4-year service period.

C.

7,135,015 SBC common shares, granted on May 12, 2021, were expensed entirely, at a fair value of $0.05 per share, as fully vested on the grant date. Previously, these SBC common shares were being amortized and expensed over a 12-month service period, at a fair value of $0.005 per share.

The impact of these restatements on the Statements of Changes in Stockholders’ Equity is summarized as follows:

	As previously	Effect of
January 31, 2022	Reported	Restatement	As Restated
Common stock	$20,652	-	$20,652
Non-vested stock-based
Shareholder receivables	(137,634)	137,634	-
Additional Paid-in Capital	877,797	(97,287)	780,510
Retained Earnings (Deficit)	816,724	(40,347)	776,377
Stockholders’ Equity	$1,577,539	$-	$1,577,539

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is January 31.

Segment Reporting

The Company operates in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments in financial statements.

The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews consolidated financial information to make operating decisions, allocate resources, and assess performance. The CODM does not evaluate the business on a disaggregated basis, and discrete financial information is not available by product line, service, or geographic location.

As a result, the Company has determined that it operates as a single operating and reportable segment. All revenues are generated from a single line of business and substantially all long-lived assets are located in the United States. Accordingly, no additional segment disclosures are required.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities at the date the financial statements. Actual results could differ from those estimates. For the fiscal year ended January 31, 2023, the Company’s operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

Cost of Goods Sold

Cost of goods sold includes all direct costs related to the production or purchase of the Company’s products. These costs primarily consist of raw materials, direct labor, and manufacturing overhead, including depreciation of production equipment, inbound freight, packaging, and other production-related expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $29,656 and $107,212 of cash as of January 31, 2023 and 2022, respectively. The Company did not have any cash equivalents at January 31, 2023 and 2022.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit loss accounts for estimated losses that may result from the inability of customers to make required payments.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of January 31:

	2023	2022
Accounts receivable - Gross	$413,632	$2,952,022
Les: Allowance for credit loss	(33,632)	-
Accounts receivable - net	$380,000	$2,952,022

Allowance for Credit Loss

Effective February 1, 2022, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to estimate expected credit losses over the life of financial assets measured at amortized cost using a current expected credit loss (CECL) model. The adoption did not have a material impact on the Company’s financial statements.

The allowance for credit losses represents management’s estimate of expected credit losses related to accounts receivable. The Company evaluates the collectability of its accounts receivable based on historical experience, the aging of receivables, and specific customer credit risk, in accordance with the CECL model.

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the fiscal year ended January 31, 2023, the Company established a reserve for credit losses of $33,632 and recognized an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of January 31, 2023, the allowance for credit losses was $33,632.

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.  The Company had $27,422 and $2,634 in prepaid expenses as of January 31, 2023 and 2022, respectively.

Plant and equipment, Depreciation, Amortization, and Capitalization

Plant and equipment are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the plant and equipment’s useful life are capitalized. Plant and equipment sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

The Company reviews long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If such indicators are present, the Company compares the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the carrying amount exceeds the estimated future cash flows, an impairment loss is recognized in the amount by which the carrying value exceeds the fair value of the asset group. No impairment charges were recorded during the years ended January 31, 2023 or 2022.

As of January 31, 2023 and 2022, plant and equipment consisted of the following:

	January 31,	January 31,
	2023	2022
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(23,423)	(8,361)
Total plant and equipment, net	$49,574	$64,636

Accounts Payable

The Company recognizes accounts payable when obligations arise from the receipt of goods and services in the ordinary course of business. Accounts payable are recorded at cost and represent amounts owed to vendors and service providers that are non-interest bearing and typically settled within standard payment terms.

The Company evaluates accounts payable balances regularly to ensure completeness and accuracy and consider all amounts to be current unless otherwise specified. Any significant accrued liabilities for services received but not yet invoiced are included in accrued expenses within the balance sheet.

As of January 31, 2023 and 2022, the Company’s accounts payable – related party totaled $2,411,000 and $1,251,500, respectively. All accounts payable are classified as current liabilities. The Company did not incur any material interest or penalties on past due balances during the periods presented.

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholders approximates its fair value due to their short-term maturity.

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

The Company adopted this guidance and is now required to recognize the effect of income tax positions only if those positions are more likely than not of be sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized.  Additionally, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first financial reporting period in which that threshold is no longer met. Changes in recognition or measurement will be reflected in the period in which the change in judgment occurs.

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

More specifically, the Company contracts with its suppliers (“Vendor”) to buy a specific number of stem cells and exosomes at agreed-upon prices. The Company must pay for those stem cells regardless of whether it is able to resell them. A customer (“Buyer”) generally visits the Company’s website searching for available stem cells and exosomes, obtains price quotation, and places an order with the Company who then confirms the purchase order, as a contract with that particular Buyer. The Company has discretion in establishing the prices for the stem cells it sells to the Buyer.

The Company obtains control of the stem cell (which it could resell) when stored at a separate/specified liquid nitrogen tank at the Vendor and transfers that product to the Buyer. The common delivery term is Ex Works Warehouse. The Company assists the Buyer in resolving product issues including complaints with the products provided by the Vendor. The Vendor is responsible for fulfilling the obligations associated with transfer of the stem cell purchased, including coordination with cold chain shipping companies when required. The Company is the principal for the sale of the stem cell to the Buyer and recognizes revenue upon shipment by the Vendor to the Buyer, upon shipping/delivery confirmation. The revenue is recognized on a gross basis. The specified good is a selected type of stem cell along with the other exosome provided by the Vendor for the Buyer of that stem cell. The following are indications of control by the Company:

•	The Vendor is responsible for manufacturing the products, while the Company retains primary responsibility for fulfilling the obligation to deliver the products from the Vendor’s separate storage facility to the Buyer.
•	The Company has inventory risk as a result of purchasing the stem cells from the Vendor and will be subject to the risks and rewards of ownership, including loss if it is unable to sell the stem cells.
•	The Company has the discretion in establishing the selling price of the stem cells for its contract with the Buyers.
•	In Summary, the Company is primarily responsible for fulfillment, inventory risk, and pricing discretion. The Company recognizes revenue equal to the price to be paid by the Buyer for the stem cells upon transfer of control of the stem cells to the Buyer. The Company recognizes the cost of the stem cells at the purchase price to be paid to the Vendor, as cost of sales, upon purchase from the Vendor.

Basic (Loss) Income Per Share

The Company computes (loss) income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of outstanding common shares during the year.

Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the year. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive. As of January 31, 2023 and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as all changes in stockholders’ (deficit)/equity, exclusive of transactions with owners, such as capital investments. Comprehensive (loss)/income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2023 and 2022, there were no differences between the Company’s comprehensive (loss)/income and net (loss)/income.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant in accordance with ASC 718, Compensation – Stock Compensation. The compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award.  Generally, the Company issues awards with either service-only vesting conditions and records the expense using the straight-line method or service and performance vesting conditions and records the expense when achievement of the performance condition becomes probable using the graded-vesting method. The Company accounts for forfeitures as they occur.

The fair value of stock-based grant awards is estimated using the fair value of the Company’s most recent historical transaction with third parties. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

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

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Recently Adopted Accounting Pronouncements

In the fiscal year ended January 31, 2023, the Company adopted the following accounting standard updates (ASUs):

•	ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Effective February 1, 2022, the Company adopted ASU 2016-13 using the modified retrospective approach. This standard introduced a new expected credit loss model for measuring impairment on financial instruments, including trade receivables and certain other financial assets. The adoption did not have a material impact on the Company’s financial statements due to the nature and short-term duration of its financial instruments.

•

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”).

The adoption of other accounting pronouncements during the fiscal year, individually and in the aggregate, did not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company is currently evaluating the impact of all pending standards and does not expect the adoption of any other recently issued ASUs to have a material effect on its financial statements.

Note 5 – Related Party Transactions and Balances

Advances from Related Party

During the year ended January 31, 2022, the Company received advances totaling $94,358 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2023 and 2022, the total amount of shareholder advances outstanding was $214,682 and $94,358, respectively. During the years ended January 31, 2023 and 2022, the Company recorded advances from related party under operating activities of $120,323 and $1,324, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of January 31, 2023. These shareholders are also family members of the Company’s Chairman. As of January 31, 2023, and 2022 amounts due to this related party totaled $2,411,000 and $1,251,500 respectively, are disclosed in Accounts Payable – related party on the balance sheets.

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

On October 4, 2020, the Company issued 131,891,600 shares of common stock as stock-based compensation to certain non-U.S. consultants, directors, and employees.

On October 4, 2020, the Company issued 16,468,400 shares of common stock to investors for total cash proceeds of $82,342 at a price of $0.005 per share.

On November 24, 2020, the Company issued 6,233,520 shares of common stock related to its stock-based compensation plan to certain non-U.S. founders of the Company.

On May 12, 2021, the Company issued 1,000,000 shares of common stock to investors for cash proceeds of $50,000 at a price of $0.05 per share.

On May 12, 2021, the Company issued 7,135,015 shares of common stock related to its stock-based compensation plan to certain non-U.S. consultants, directors, and employees of the Company.

Between December 1, 2022, and January 31, 2023, the Company issued 510,000 shares of common stock to a service provider for services rendered.

There were 207,030,030 and 206,520,030 shares of common stock issued as of January 31, 2023 and 2022, respectively.

Excluding shares issued under stock-based compensation plans that had not yet vested, there were 152,075,197 and 118,592,297 shares of common stock outstanding as of January 31, 2023 and 2022, respectively.

Note 7 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the stock-based compensation plan, the Company may grant Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU).  ISO and NSO are granted under service conditions.  RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator in its discretion.  Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period.  Stock options granted to non-employees generally vest over a one-year period.

Valuation of Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of the awards is fixed at the grant date and amortized over the longer of the remaining performance or service period.  The fair value of stock-based grant awards is estimated using the fair value of the Company’s most recent historical transaction with third parties.

Stock-based compensation: Common stock activities for the year ended January 31, 2023 and 2022 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
January 31, 2022	87,927,733	-	2	$0.005
Expected to Vest	87,927,733
		-
Vested	(32,972,900)	-		$0.005

January 31, 2023	54,954,833		1	$0.005
Expected to Vest	54,954,833

Compensation Costs

The Company recognizes the estimated compensation cost of all stock-based awards generally on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. The estimated compensation cost is based on the fair value of the common stock on the date of the grant. The Company accounts for forfeitures as they occur.

As of January 31, 2023, there was $274,774 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of one year. As of January 31, 2023, there was $439,639 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of two years.

Stock-based compensation recognized for the year ended January 31, 2023 amounted to $164,865. Stock-based compensation recognized for the year ended January 31, 2022 amounted to $521,615.

Note 8 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (As Restated)

For the years ended January 31, 2023 and 2022, the Company incurred selling, general and administrative (“SG&A”) expenses of $844,836 and $941,336, respectively. These expenses include costs related to personnel, professional services, facilities, insurance, and other administrative activities necessary to support the Company’s operations.

During the year ended January 31, 2023, the Company identified and corrected an error in the classification of stock-based compensation for the fiscal year ended January 31, 2022. Accordingly, stock-based compensation expense for the year ended January 31, 2022, was restated from $167,173 to $521,615. The adjustment increased total SG&A expenses for that period. Management concluded that the restatement had a material impact on the previously issued financial statements.

Note 9 – OPERATING LEASES

In July 2021, the Company entered into a non-cancelable operating lease for an office facility in Irvine, California.  The lease agreement requires 36 monthly lease payments that range from $14,796 to $16,013 per month.  The lease commences in August 2021 and expires in July 2024.  The lease has a remaining lease term of less than three years, with no options to extend.

There are no lease transactions classified as finance leases for the years ended January 31, 2023 and 2022.

The table below summarizes the components of operating lease costs related to operating leases for the year ended January 31, 2023 and 2022:

	2023	2022
Fixed lease cost	$184,786	$92,393
Total	$184,786	$92,393

Supplementary information on cash flow and other information for leasing activities for the year ended January 31, 2023 and 2022 are as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
● Operating cash flows from operating leases:	$181,104	$88,776

Right-of-use assets obtained in exchange for lease obligations:
● Operating leases:	255,682	479,495

Weighted average remaining lease term (in years)	1.5	2.5

Weighted average discount rate	10.00%	10.00%

Future minimum lease payments under non-cancelable leases as of January 31, 2023 and 2022 are as follows:

	2023	2022
Fiscal Year

2023	$-	$181,103
2024	188,403	188,402
2025	96,075	96,075

Thereafter	-	-
Total future minimum lease payments	284,478	465,580

Less imputed interest	(21,497)	(2,008)

Total	$262,981	$463,572

	2023	2022
Operating lease liabilities, current	$169,647	$181,103
Operating lease liabilities, non-current	93,334	282,469
Operating lease liabilities	$262,981	$463,572

Note 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters, which reserved amounts are charged to operations in the year during which they are accrued. The Company believes that no presently pending litigation matters are likely to have a material adverse effect on the Company’s financial statements or results of operations, taken as a whole.

During the reporting period, the Company became aware that its former Chief Executive Officer, Mr. Cheng-Hsiang Kao, and Chairman of the Board, Mr. Pao-Chi Chu, are involved in civil and criminal legal proceedings in Taiwan. The proceedings involve allegations concerning the unauthorized use or disclosure of business know-how and intellectual property. The Company is not a named party in these proceedings. On August 7, 2025, Mr. Kao and Chu, along with the other officers resigned and appointed Ms. Ssu-Chuan Lai as the sole director and to all of the officer positions. The new management has evaluated the available information and, as of the balance sheet date, concluded that the matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations. Management will continue to monitor the situation and assess any implications on the Company’s leadership or its operations.

Note 11 – INCOME TAXES

The Company has established a full valuation allowance against its deferred tax assets as of January 31, 2023 and 2022. The valuation allowance is based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized due to the Company’s limited operating history and history of net losses.

The Company had approximately $4.5 million of federal net operating loss (“NOL”) carryforwards as of January 31, 2023, which may be available to offset future taxable income. Federal NOLs arising in tax years beginning after 2017 can be carried forward indefinitely but are limited to offsetting 80% of taxable income in any given year, pursuant to  current U.S. tax law. State NOLs are subject to separate rules and expiration periods.

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Year ended January 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefit	(0.00)	-
Valuation allowance	(20.84)	-
Other, net	-0.04	(1.73)
Effective tax rate	0.12%	19.27%

The components of the income tax provision/(benefit) are as follows:

	Year ended January 31,
	2023	2022
Current:
Federal	$-	$210,923
State	800	-
Total current	800	210,923
Deferred:
Federal	(6,181)	6,181
State	-	-
Total deferred	(6,181)	6,181
Total income tax provision	$(5,381)	$217,104

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	January 31,
	2023	2022
Deferred tax assets:
Allowance for credit loss	$7,063	$-
Operating lease liability	55,226	97,350
Net operating loss carryforward	865,309	-
Other, net	168	-
Total deferred tax assets	927,766	97,350
Valuation allowance	(868,172)	-
Net deferred tax assets	59,594	97,350

Deferred tax liabilities:
Amortization and depreciation	(5,901)	(6,940)
Operating lease right-of-use assets	(53,693)	(96,591)
Total deferred tax liabilities	(59,594)	(103,531)

net deferred tax assets (liabilities)	$-	$(6,181)

Note 12 – CONCENTRATION OF CREDIT RISK

The Company did not have any significant customer concentration during the year ended January 31, 2023. For the year ended January 31, 2022, one customer accounted for 100% of revenue, totaling $5,613,200.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the year ended January 31, 2023.  The one vendor supplied 100% of the Company’s total purchases for the years ended January 31, 2023 and 2022.  If the Company lost this vendor, this could have a negative impact upon the financial well-being of the Company.  The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the year ended January 31, 2022. The one vendor represented $3,545,200 and 100% of the Company’s total purchases for the year ended January 31, 2022.

Note 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of January 31, 2023, through the date the financial statements were issued.

During the subsequent event evaluation period, the Company received additional financial support from a major shareholder and the Company’s Chief Executive Officer, Cheng-Hsiang Kao, in the form of unsecured, short-term advances to support working capital needs. The advances are non-interest bearing payable on demand. The total amount advanced was $420,535, provided on various dates.

In addition, the Company collected approximately $380,000 in accounts receivable related to fiscal year 2023 transactions between March to October 2023. These receivables had been previously reserved under the allowance for credit losses. As such, the collections resulted in partial reversal of the previously recorded bad debt expense during the subsequent reporting period.

The Company also incurred approximately $166,400 of operating expense related to its Taiwan’s office during the fiscal year ended January 31, 2024.

In August 2024, the lease agreement for the Company’s office facility in Irvine, California expired. The Company elected not to renew the lease.

As of the date of issuance of these financial statements, the legal proceedings involving the Company’s former Chief Executive Officer and Chairman of the Board remain unresolved. While the Company continues to be uninvolved as a party, the potential for reputational harm, or operational impacts cannot be fully assessed at this time. Management continues to monitor the outcome and evaluate any financial or operational implications in future reporting periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO), is responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO, to allow timely decisions regarding required disclosure.

As of the end of the fiscal year ended January 31, 2023, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of January 31, 2023, due to a material weakness in our internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•	Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. To remediate the identified material weakness, we plan to evaluate and enhance our internal control procedures and, as resources permit, hire additional qualified personnel or engage external consultants with relevant expertise in financial reporting and SEC compliance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

The Public Company Accounting Oversight Board (“PCAOB”) is currently able to inspect or investigate completely the Company’s independent registered public accounting firm, as the firm is located in a jurisdiction that permits such inspections.

The Company is not currently identified by the Securities and Exchange Commission as a “Commission-Identified Issuer” under the Holding Foreign Companies Accountable Act.

The Company does not have any operations or subsidiaries organized in, or with a principal office in, a foreign jurisdiction that prevents the PCAOB from conducting inspections or investigations of registered public accounting firms.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. As of January 31, 2023, we had only 2director(s). The name, address, age and position of our officers and sole director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position	Served Since

Pao-Chi Chu 10F, No. 93, Section 1 Xintaiwu Rd, , XiZhi Dist. New Taipei City, 221, TWN	69	President, Chairman	January 21, 2020

Cheng-Hsiang Kao 10F, No. 93, Section 1 Xintaiwu Rd, , XiZhi Dist. New Taipei City, 221, TWN	69	Chief Executive Officer, Secretary, Director	January 21, 2020

Jer-Li Lin 10F, No. 93, Section 1 Xintaiwu Rd, , XiZhi Dist. New Taipei City, 221, TWN	58	Chief Technical Officer	January 21, 2020

Yen Xun Chen 10F, No. 93, Section 1 Xintaiwu Rd, , XiZhi Dist. New Taipei City, 221, TWN	38	Technical Vice President	January 21, 2020

Mr. Pao-Chi Chu served as Chairman of the Board from July 2020 until his resignation on August 7, 2025. From 2006 until the present, Mr. Chu has also served as the Chairman of Mucho Biotech Co., Ltd., Chairman of Mucho Furich Co., Ltd. and Chairman of Mucho Biomedical Co., Ltd.. He is a graduate of Fu Jen Catholic University, Taipei, Taiwan.

Mr. Cheng-Hsiang Kao served as Chief Executive Officer and a director of the Company from July 2020 until his resignation on August 7, 2025. From 2016 until 2020, Mr. Kao has been the CEO of , Mucho Furich Co., Ltd. From 2004 until 2016, he was a CEO of Mucho Biotech Co., Ltd.  He is a graduate of National Chengchi University, Department of Diplomacy.

Mr. Jer-Li Lin served as our Technical Vice President from January 21, 2020 until his resignation on August 7, 2025. From 2017 until 2020, Mr. Lin served as the Tech. VP of Mucho Biotech Co., Ltd.. From 2010 until 2016, he was a Project manager of Da Jer Biotech Co., Ltd. Mr. Lin is a graduate of National Taiwan University, MS, Institute of Biochemistry.

Mr. Yen Xun Chen served as our Chief Technical Officer from January 21, 2020 until his resignation on August 7, 2025. From 2017 to 2020, Mr. Chen has been the Tech. VP of Mucho Biotech Co., Ltd. From 2010 until 2016, he was a Supervisor of Taiwan Cordyceps Association.  Mr. Chen is a graduate of National Taiwan University, MS, Institute of Fisheries Science.

Corporate Governance

During fiscal 2023, the Board of Directors consisted of two members, Messrs. Kao and Chu. We did not maintain standing audit, compensation, or nominating committees during the period. The Board performed the functions of such committees.

We were in the development stage during 2023 and operated with limited personnel and resources. As we expand our operations, we intend to implement appropriate corporate governance practices consistent with the requirements applicable to smaller reporting companies.

Principal Executive Offices

During fiscal 2023 and 2024, we maintained a branch office were located at 1F., No. 95, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, where the former management team operated. From August 2021 to July 2024, we maintained our principal executive offices at 400 Spectrum Center Dr., Suite 1620, Irvine, CA 92618. In May 2025, we located our executive offices to 5225 Canyon Crest Dr., Suite 710, Riverside, CA 92507. The Riverside location serves as our current executive office as of the date of this report.

Subsequent Changes in Management

Effective August 7, 2025, Ms. Ssu-Chuan Lai was appointed as our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole Director. Messrs. Kao, Chu, Lin, and Chen resigned from all officer and director positions effective August 15, 2024. Ms. Ssu-Chuan Lai currently serves as our sole executive officer and director as of the date of this filing.

Ssu-Chuan Lai, Ph.D. has served as our sole director, chief executive officer, president, chief financial officer, and treasurer since August 7, 2025.

Dr. Lai holds a Ph.D. in Medical Science from Taipei Medical University, as well as M.S. and B.S. degrees in Physical Therapy from China Medical University and Tzu Chi University, respectively. She has over a decade of experience spanning biomedical research, clinical rehabilitation, and cell manufacturing operations.

Since 2023, Dr. Lai has served as Vice General Manager of the Cell Manufacturing Division at Biospring Medical Co., Ltd., where she led the setup and management of a 660+ m² GTP/GMP-compliant cell manufacturing center. In this role, she oversaw cross-functional teams, ensured compliance with GTP, GMP, and ISO 17025 standards, and facilitated the transition of research projects into scalable, manufacturing-ready pipelines.

Previously, Dr. Lai held positions as Senior Engineer in the same division and as a Ph.D. Research Assistant at Taipei Medical University, focusing on stem cell and tissue engineering research for translational projects. She also has clinical experience as a licensed physical therapist in Taiwan.

Dr. Lai has completed full training in ISO 17025 Quality Management, Good Manufacturing Practice (GMP), and Good Tissue Practice (GTP), and is recognized for her expertise in facility setup, regulatory-compliant manufacturing, and cross-department collaboration in the biotechnology sector.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, director and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. We intend to adopt one in 2025.

Board Committees

As of the date of this filing, since we have only one director, we do not have any standing committees of our Board of Directors, such as an audit committee, compensation committee, or nominating and corporate governance committee. The functions customarily attributable to such committees are currently performed by our sole director.

We intend to evaluate the formation of appropriate Board committees as our operations grow and as required to comply with applicable regulatory or exchange listing requirements.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for the years ended January 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Pao-Chi Chu(1)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Cheng-Hsiang Kao(2)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Jer-Li Lin(3)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Yen Xun Chen(4)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1)	Mr. Chu served as Chairman of the Board until his resignation on August 7, 2025.
(2)	Mr. Kao served as Chief Executive Officer and a director until his resignation on August 7, 2025.
(3)	Mr. Lin served as Chief Technical Officer until his resignation on August 7, 2025.
(4)	Mr. Chen served as Technical Vice President until his resignation on August 7, 2025.

Director Compensation(1)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Pao-Chi Chu	-	-	-	-	-	-	-
Cheng-Hsiang Kao	-	-	-	-	-	-	-

(1)	None of our directors received any compensation for the fiscal year ended January 31, 2023 or 2022.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

Security ownership of certain beneficial owners

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of October 31, 2025, of (i) each of our current directors, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Title of Class	Name and address of beneficial owner(1)	Number of Shares Beneficially Owned	Percent of class(2)
Common Stock	Named Executive Officers and Directors
Common Stock	Pao-Chi Chu(3)	25,000,000	12.08
Common Stock	Hsiang-Cheng Kao(4)	12,000,000	5.80
Common Stock	Che-Li Lin(5)	2,000,010	0.97
Common Stock	Yen Hsun Chen(6)	13,000,010	6.28
Common Stock	Ssu Chuan Lai	300,000	0.15
Common Stock	Li-Li Chu	39,999,980	19.32
Common Stock	Lin-Lin Chu	17,000,000	8.21

	All greater than 5% shareholders	109,300,000	52.81%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o VitaSpring Biomedical Co., Ltd., 5225 Canyon Crest Drive, Suite 71-802, Riverside, CA 92507.

(2)	Percentage of beneficial ownership is based upon 207,030,030 shares of common stock.

(3)	Pao-Chi Chu’s address is 2F, No. 356, Sec. 1, Dunhua S. Rd., Da’an Dist., Taipei City, 10600, Taiwan

(4)	Hsiang-Cheng Kao’s address is 2F., No. 24, Aly. 6, Ln, 123, Sec. 5, Nanjing E. Rd., Songshan Dist, Taipei City, 10500, Taiwan

(5)	Che-Li Lin’s address is No. 210, 7th Neighborhood, Jilin Rd., Zhongshal Dist, Taipei City, 10469, Taiwan

(6)	Yen Hsun Chen’s address is 4F, No. 22, Ln. 119, Zhulin Rd., Yonghe Dist, New Taipei City, 234 Taiwan

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not currently have a formal written policy for the review, approval, or ratification of related party transactions. As of the date of this filing, our sole director and principal executive officer is Ms. Ssu-Chuan Lai.

Advances from Related Party

During the year ended January 31, 2022, the Company received advances totaling $94,358 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2023 and 2022, the total amount of shareholder advances outstanding was $214,682 and $94,358, respectively.. During the years ended January 31, 2023 and 2022, the Company recorded advances from related party under operating activities of $120,323 and $1,324, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of January 31, 2023. These shareholders are also family members of the Company’s Chairman. As of January 31, 2023 and 2022, amounts due to this related party totaled $2,411,000 and $1,251,500 respectively, are disclosed in Accounts Payable – related party on the balance sheets.

Director Independence

As of the date of this filing, our Board of Directors consists of a single individual, Ms. Ssu-Chuan Lai. We are not listed on a national securities exchange and are therefore not subject to any listing requirements requiring independent directors. We have assessed independence using the standards set forth under Rule 5605(a)(2) of the Nasdaq Listing Rules and determined that Ms. Lai does not qualify as an independent director. As a result, our Board currently lacks independent representation.

We intend to consider appointing one or more independent directors in the future as part of our corporate governance initiatives.

Item 14. Principal Accountant Fees and Services.

Set forth below is a summary of certain fees paid to our independent auditor, JP Centurion & Partners PLT for services for the fiscal years 2023 and 2022.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$199,250	$55,290
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$199,250	$55,290

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Kho & Patel, CPAs performed work on our Form 10-Qs for the quarters ended April 30, 2022 through October 31, 2022 and were paid a total of $40,800.

TAAD LLP was engaged from January 24, 2023 to perform the audit for our fiscal year ended January 31, 2023, and review prior interim reports. We paid them $145,450 and they resigned on August 5, 2025. They did not issue any opinion or report.

On August 20, 2025, we engaged JP Centurion & Partners PLT for the audit of our fiscal year ended January 31, 2023 and their fee is $13,000 as set forth above.

Approval of Services Provided by Independent Registered Public Accounting Firm

Our sole director has considered whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence and has concluded that such services do not impair the auditor’s independence.

Our sole director has adopted policies and procedures for the pre-approval of all audit and permissible non-audit services to be provided by the external auditor. These policies require that all services be pre-approved by the sole director, including specific approval of individual engagements and general pre-approval of certain categories of services. Our sole director also annually approves the audit engagement terms and related budget for the annual audit of our financial statements performed in accordance with U.S. generally accepted accounting principles (GAAP).

Item 15. Exhibit and Financial Statement Schedules.

(a)	(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of VitaSpring Biomedical Co., Ltd. for each of the two fiscal years in the period ended January 31, 2023 and January 31, 2022, together with the report of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F-8 of this Report.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

By:	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President and Chief Executive Officer
Date: December 1, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President and Chief Executive Officer
Date: December 1, 2025

