Form 10-Q
period 2023-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-01-13
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-216645

VITASPRING BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1836726
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

5225 Canyon Crest Drive, Suite 71-802, Riverside, CA	92507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 202-9235

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 6, 2026
Common Stock, $0.0001	207,030,030

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

(Unaudited)

	April 30,	January 31,
	2023	2023
CURRENT ASSETS
Cash	$2,993	$29,656
Accounts receivable, net of allowance for credit loss accounts of $33,632	230,000	380,000
Prepaid expenses	15,706	27,422
Deposit	14,694	-
Total current assets	263,393	437,078

LONG-TERM ASSETS
Equipment, net	45,808	49,574
Operating lease right-of-use asset	215,729	255,682
Deposits	23,614	23,614
Total long-term assets	285,151	328,870

Total assets	$548,544	$765,948

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	88,093	55,063
Income tax payable	218,714	218,714
Operating lease liabilities	175,813	169,647
Advances from related party	267,553	214,682
Total current liabilities	3,161,173	3,069,106

LONG-TERM LIABILITY
Operating lease liabilities, net of current	47,248	93,334
Total long-term liability	47,248	93,334

Total liabilities	3,208,421	3,162,440

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued	20,703	20,703
Additional paid-in capital	1,012,040	970,824
Accumulated deficit	(3,692,620)	(3,388,019)
Total stockholders' deficit	(2,659,877)	(2,396,492)

Total liabilities and stockholders' deficit	$548,544	$765,948

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended
	April 30,
	2023	2022

Revenues	$-	$1,490,000
Cost of goods sold	-	922,000
Gross profit	-	568,000

Operating Expenses
Selling, general and administrative expenses	304,601	224,873

Income (loss) from operations	(304,601)	343,127

Other income
Other income	-	8,522
Total other income	-	8,522

Net income (loss) from operations before provision for income taxes	(304,601)	351,649
Provision for income tax expense	-	74,993
Net income (loss)	$(304,601)	$276,656

Net income (loss) per share: Basic and diluted	(0.00)	0.00
Weighted average number of shares outstanding: Basic and diluted	207,030,030	206,520,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the three months ended April 30, 2023

	Common Stock		Additional		Total
	Number of shares	Amount	paid-in capital	Accumulated Deficit	Stockholders' Deficit
Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(304,601)	(304,601)
Balance, April 30, 2023	207,030,030	$20,703	$1,012,040	$(3,692,620)	$(2,659,877)

For the three months ended April 30, 2022

	Common Stock		Additional		Total
	Number of shares	Amount	paid-in capital	Retained earnings	Stockholders' Equity
Balance, January 31, 2022 - restated	206,520,030	$20,652	$780,510	$776,377	$1,577,539

Stock-based compensation	-	-	36,509	-	36,509
Net income	-	-	-	276,656	276,656
Balance, April 30, 2022	206,520,030	$20,652	$817,019	$1,053,033	$1,890,704

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three months ended
	April 30,
	2023	2022 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(304,601)	$276,656
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,766	3,766
Non-cash lease expense	39,953	45,826
Stock-based compensation	41,216	36,509
Deferred tax benefit	-	(807)
Changes in assets and liabilities:
Accounts receivable	150,000	831,890
Prepaid expenses	11,716	(2,183)
Deposits	(14,694)	-
Payroll Liability	33,030	-
Accounts payable and accrued liabilities	-	(1,251,500)
Change in operating lease liability	(39,920)	(44,018)
Income tax payable	-	75,800
Advances from related party for operating expense	51,594	-
Net cash used in operating activities	(27,940)	(28,061)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related parties	1,277	-
Net cash provided by financing activity	1,277	-

Net change in cash	(26,663)	(28,061)
Cash at beginning of period	29,656	107,212
Cash at end of period	$2,993	$79,151

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activity
Stock-based compensation for restricted common shares	$41,216	$36,509

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

April 30, 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESSR

VitaSpring Biomedical Co., Ltd (“the Company”) was incorporated in the State of Nevada on September 6, 2016.  The Company aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. Through the development of cell medicine, it will become a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. The “GTP Cell Center” is the basis for its business, which is cross-domain in biotechnology medical treatment, medicine and medical materials, and focuses on the development of cell medical treatment.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an accumulated deficit of $3,692,620 and working capital deficiency of $2,897,780 as of April 30, 2023 and a negative cash flow from operations amounting to $27,940 for three months ended April 30, 2023. There is substantial doubt about the Company’s ability to continue as a going concern due to the limited operating history of the business.  There can be no assurance that the Company will achieve or maintain profitability. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on December 1, 2025, have been omitted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities at the date the financial statements. Actual results could differ from those estimates. For the three months ended April 30, 2023, the Company’s operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at April 30, 2023 and January 31, 2023.

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

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the three months ended April 30, 2023 and 2022, the Company did not establish a reserve for credit losses and recognize an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of April 30, 2023 and January 31, 2023, the allowance for credit losses was $33,632.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of April 30, 2023 and January 31, 2023.

	April 30,	January 31,
	2023	2023
Accounts receivable - Gross	$263,632	$413,632
Les: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$230,000	$380,000

In addition, the Company collected approximately $230,000 in accounts receivable related to fiscal year 2023 transactions between April to November 2023.

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Equipment, Depreciation, Amortization, and Capitalization

Equipment are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the equipment’s useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

The Company reviews long-lived assets, including equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If such indicators are present, the Company compares the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the carrying amount exceeds the estimated future cash flows, an impairment loss is recognized in the amount by which the carrying value exceeds the fair value of the asset group. No impairment charges were recorded during the three months ended April 30, 2023 or 2022.

As of April 30, 2023 and January 31, 2023, equipment consisted of the following:

	April 30,	January 31,
	2023	2023
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(27,189)	(23,423)
Total equipment, net	$45,808	$49,574

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

Basic (Loss) Income Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive. As of April 30, 2023 and January 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in selling, general and administrative expenses in the statement of operations.

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

Note 4 – Related Party Transactions and Balances

Advances from Related Party

During the three months ended April 30, 2023 and 2022, the Company received advances totaling $1,277 and $0 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder and operating expenses of $5,400 and $0 were paid on behalf of the Company. These advances are unsecured, non-interest bearing, and payable on demand. As of April 30, 2023 and January 31, 2023, the total amount of shareholder advances outstanding was $267,553 and $214,682, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of April 30, 2023. These shareholders are also family members of the Company’s Chairman. As of April 30, 2023 and January 31, 2023, amounts due to this related party totaled $2,411,000 are disclosed in Accounts Payable – related party on the balance sheets.

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.001 par value.

During the three months ended April 30, 2023, the Company did not issue any shares of common stock.

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

131,901,600 restricted common shares, granted on October 4, 2020, at a fair value of $0.005 per share, are vested over 4 fiscal years equally (vesting period) commencing on October 4, 2020.

Common stock activities for the three months ended April 30, 2023 are summarized as follows:

		Weighted Average	Weighted
		Remaining	Average
	Number of Shares	Contractual Life (Years)	Grant Date Fair Value
January 31, 2023	65,945,800	1.7	$0.005

Vested	-	-	-

April 30, 2023 - Expected to Vest	65,945,800	1.4	$0.005

As of April 30, 2023, there was $233,558 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of 1.4 years.

Stock-based compensation recognized for three months ended April 30, 2023 and 2022 amounted to $41,216 and $36,509, respectively.

Note 6 – OPERATING LEASES

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

There are no lease transactions classified as finance leases for the three months ended April 30, 2023.

The table below summarizes the components of operating lease costs related to operating leases for the three months ended April 30, 2023 and 2022:

	Three Months Ended
	April 30,
	2023	2022
The components of lease expense were as follows:
Operating lease cost	$39,995	$39,995
Short-term lease cost	14,788	-
Variable lease cost	9,197	6,154
Total lease cost	$63,980	$46,149

Supplementary information on cash flow and other information for leasing activities for the three months ended April 30, 2023 and 2022 are as follows:

	Three Months Ended
	April 30,
	2023	2022
Cash paid for operating cash flows from operating leases	$46,164	$44,388
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$-

Remaining lease term - operating leases (year)	1.25	2.25
Discount rate — operating leases	10.00%	10.00%

Future minimum lease payments under non-cancelable leases as of April 30, 2023 are as follows:

Year ending January 31,
2024 - remaining nine months	$142,239
2025	96,075
Thereafter	-
238,314
Less: Imputed interest	(15,253)
Total	$223,061

Note 7 – COMMITMENTS AND CONTINGENCIES

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

Note 8 – CONCENTRATION OF CREDIT RISK

The Company did not have any significant customer concentration during the three months ended April 30, 2023. The Company had one customer that accounted for more than 10% of the Company’s total sales for the three months ended April 30, 2022. The one customer represented $1,490,000 and 100% in aggregate of total sales for the three months ended April 30, 2022.

The Company did not have any significant purchase concertation during the three months ended April 30, 2023. The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the three months ended April 30, 2022. The one vendor represented 100% of the Company’s total purchases for the three months ended April 30, 2022. If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of April 30, 2023, through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. This section contains forward-looking statements that involve risks and uncertainties, and reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements.”

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

Results of Operation

For the three months ended April 30, 2023 compared to the three months ended April 30, 2022

	Three months ended
	April 30,
	2023	2022	Changes
Revenues	$-	$1,490,000	$(1,490,000)
Cost of goods sold	-	922,000	(922,000)
Operating expenses	304,601	224,873	79,728
Income (loss) from operations	(304,601)	343,127	(647,728)
Other income	-	8,522	(8,522)
Provision for income taxes	-	74,993	(74,993)
Net income (loss)	$(304,601)	$276,656	$(581,257)

Revenue

We generated no revenue during the quarter ended April 30, 2023, compared with $1,490,000 in the quarter ended April 30, 2022. The decrease was due to the no product sales in the quarter ended April 30, 2023. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Cost of Goods Sold

Cost of goods sold was $0 in the quarter ended April 30, 2023 compared with $922,000 in the quarter ended April 30, 2022. We did not generate any cost of goods sold due to no revenue in the quarter ended April 30, 2023.

Operating Expenses

Operating expenses totaled $304,601 in the quarter ended April 30, 2023 compared with $224,873 in the quarter ended April 30, 2022. The increase in operating expense is mainly due to the opening of Taiwan office to seek business. We continue to carefully manage overhead while maintaining core research and corporate functions.

Other Income

We recorded no other income in the quarter ended April 30, 2023 compared with $8,522, which primarily represents miscellaneous non-operating income in the quarter ended April 30, 2022.

Provision for Income Taxes

Our income tax expense was $0 in fiscal 2023, compared with a tax expense of $74,993 in the quarter ended April 30, 2022. The variance primarily reflects the change from profitability in 2022 to a loss in 2023 and adjustments to deferred tax items.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss of $304,601 for the quarter ended April 30, 2023, compared with net income of $276,656 in the quarter ended April 30, 2022. The change in net income to net loss was mainly due to the absence of revenue and the continuation of fixed operating costs.

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency from January 31, 2023 to April 30, 2023:

	April 30,	January 31,
	2023	2023	Change
Current assets	$263,393	$437,078	$(173,685)
Current liabilities	$3,161,173	$3,069,106	$92,067
Working capital deficiency	$(2,897,780)	$(2,632,028)	$(265,752)

The following table summarizes our cash flows for the quarter ended April 30, 2023 and 2022:

	Three months ended
	April 30,
	2023	2022	Change
Cash used in operating activities	$(27,940)	$(28,061)	$121
Cash provided by financing activity	$1,277	$-	$1,277
Net change in cash	$(26,663)	$(28,061)	$1,398

As of April 30, 2023, we had cash of approximately $3,000, compared with $30,000 at January 31, 2023. The decrease of approximately $27,000 was mainly due to cash used in our operations.

We have funded our activities primarily through shareholder advances. We incurred a net loss of $304,601 in the quarter ended April 30, 2023. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

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

Operating Activities

Cash used in operating activities of $27,940 for the quarter ended April 30, 2023 reflected primarily our net loss of $304,601 increased by depreciation of $3,766, non-cash lease expense of $39,953 and stock-based compensation of $41,216, and a change in assets and liabilities of $191,726.

Cash used in operating activities of $28,061 for the quarter ended April 30, 2022 reflected primarily our net income of $276,656 increased by depreciation of $3,766, non-cash lease expense of $45,826, stock-based compensation of $36,509 and deferred tax benefit of $807, and a change in assets and liabilities of $390,011.

Investing Activities

We had no investing activities during the quarter ended April 30, 2023 and 2022.

Financing Activity

We has financing inflow of $1,277 from advances from related parties in the quarter ended April 30, 2023. We had no financing inflows in the quarter ended April 30, 2022. We may seek additional equity or debt financing in future periods to support ongoing operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of April 30, 2023, we had an accumulated deficit of $3,692,620 and negative operating cash flow of $27,940, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) ordinarily requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, for the quarter ended April 30, 2023, our operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and not required to provide this information.

Item 4. Controls and Procedures

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

As of the end of the fiscal quarter ended April 30, 2023, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of April 30, 2023, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. To remediate the identified material weakness, we plan to evaluate and enhance our internal control procedures and, as resources permit, hire additional qualified personnel or engage external consultants with relevant expertise in financial reporting and SEC compliance. We intend to enhance our internal control procedures in Q1 of 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any legal proceedings and are unaware of any pending against us.

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

Item 1A. Risk Factors

We are a smaller reporting company and not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities for the quarter ended April 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this report:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

Date: January 13, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President, Chief Executive Officer, and Chief Financial Officer

