Form 10-Q
period 2023-10-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-01-30
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
	2023	2023
CURRENT ASSETS
Cash	$2,636	$29,656
Accounts receivable, net of allowance for credit loss accounts of $33,632	60,000	380,000
Prepaid expenses	5,364	27,422
Deposits	38,308	-
Total current assets	106,308	437,078

LONG-TERM ASSETS
Equipment, net	38,277	49,574
Operating lease right-of-use asset	132,764	255,682
Deposits	-	23,614
Total long-term assets	171,041	328,870

Total assets	$277,349	$765,948

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	316,507	55,063
Income tax payable	218,714	218,714
Operating lease liabilities	138,287	169,647
Advances from related party	358,849	214,682
Total current liabilities	3,443,357	3,069,106

LONG-TERM LIABILITY
Operating lease liabilities, net of current	-	93,334
Total long-term liability	-	93,334

Total liabilities	3,443,357	3,162,440

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued.	20,703	20,703
Additional paid-in capital	1,094,472	970,824
Accumulated deficit	(4,281,183)	(3,388,019)
Total stockholders' deficit	(3,166,008)	(2,396,492)

Total liabilities and stockholders' deficit	$277,349	$765,948

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$1,490,000
Cost of goods sold	-	-	-	922,000
Gross profit	-	-	-	568,000

Operating Expenses
Selling, general and administrative expenses	234,980	183,219	893,164	582,603

Loss from operations	(234,980)	(183,219)	(893,164)	(14,603)

Other income (expense)
Other income (expense)	-	(637)	-	7,935
Total other income (expense)	-	(637)	-	7,935

Loss income from operations before provision for income taxes	(234,980)	(183,856)	(893,164)	(6,668)
Provision for income tax expense (benefit)	-	(45,575)	-	(908)
Net loss	$(234,980)	$(138,281)	$(893,164)	$(5,760)

Net loss per share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	206,520,030	207,030,030	206,520,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the three and nine months ended October 31, 2023

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit
Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(304,601)	(304,601)
Balance, April 30, 2023	207,030,030	$20,703	$1,012,040	$(3,692,620)	$(2,659,877)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(353,583)	(353,583)
Balance, July 31, 2023	207,030,030	$20,703	$1,053,256	$(4,046,203)	$(2,972,244)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(234,980)	(234,980.00)
Balance, October 31, 2023	207,030,030	$20,703	$1,094,472	$(4,281,183)	$(3,166,008)

For the three and nine months ended October 31, 2022

			Additional		Total
	Common Stock		paid-in		Stockholders'
	Number of shares	Amount	capital	Retained earnings	Equity
Balance, January 31, 2022 - restated	206,520,030	$20,652	$780,510	$776,377	$1,577,539

Stock-based compensation	-	-	36,509	-	36,509
Net income	-	-	-	276,656	276,656
Balance, April 30, 2022	206,520,030	$20,652	$817,019	$1,053,033	$1,890,704

Stock-based compensation	-	-	36,509	-	36,509
Net loss	-	-	-	(144,135)	(144,135)
Balance, July 31, 2022	206,520,030	$20,652	$853,528	$908,898	$1,783,078

Stock-based compensation	-	-	36,509	-	36,509
Net loss	-	-	-	(138,281)	(138,281)
Balance, October 31, 2022	206,520,030	$20,652	$890,037	$770,617	$1,681,306

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine months ended
	October 31,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(893,164)	$(5,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	11,297	11,297
Non-cash lease expense	122,918	137,554
Stock-based compensation	123,648	109,527
Deferred tax benefit	-	(1,708)
Changes in assets and liabilities:
Accounts receivable	320,000	931,890
Prepaid expenses	22,058	(2,925)
Deposits	(14,694)	-
Accounts payable and other payables	261,444	(1,251,500)
Change in operating lease liability	(124,694)	(133,938)
Income tax payable	-	800
Advances from related party for operating expense	138,890	121,601
Net cash used in operating activities	(32,297)	(83,162)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related parties	5,277	-
Net cash provided by financing activity	5,277	-

Net change in cash	(27,020)	(83,162)
Cash at beginning of period	29,656	107,212
Cash at end of period	$2,636	$24,050

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activities
Stock-based compensation for restricted common shares	$123,648	$109,527

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

October 31, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an accumulated deficit of $4,281,183 and working capital deficiency of $3,337,049 as of October 31, 2023 and a negative cash flow from operations amounting to $32,297 for nine months ended October 31, 2023. There is substantial doubt about the Company’s ability to continue as a going concern due to the limited operating history of the business.  There can be no assurance that the Company will achieve or maintain profitability. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities at the date the financial statements. Actual results could differ from those estimates. For the nine months ended October 31, 2023, the Company’s operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of October 31, 2023 and January 31, 2023.

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

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the three and nine months ended October 31, 2023 and 2022, the Company did not establish a reserve for credit losses and recognize an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of October 31, 2023 and January 31, 2023, the allowance for credit losses was $33,632.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of October 31, 2023 and January 31, 2023.

	October 31,	January 31,
	2023	2023
Accounts receivable - Gross	$93,632	$413,632
Les: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$60,000	$380,000

In addition, the Company collected $60,000 in accounts receivable related to fiscal year 2023 transactions in November 2023.

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

The Company reviews long-lived assets, including equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If such indicators are present, the Company compares the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the carrying amount exceeds the estimated future cash flows, an impairment loss is recognized in the amount by which the carrying value exceeds the fair value of the asset group. No impairment charges were recorded during the three and nine months ended October 31, 2023 or 2022.

As of October 31, 2023 and January 31, 2023, equipment consisted of the following:

	October 31,	January 31,
	2023	2023
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(34,720)	(23,423)
Total equipment, net	$38,277	$49,574

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

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive. As of October 31, 2023 and January 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – Related Party Transactions and Balances

Advances from Related Party

During the nine months ended October 31, 2023 and 2022, the Company received advances totaling $5,277 and $0 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder and operating expenses of $138,890 and $121,601 were paid on behalf of the Company. These advances are unsecured, non-interest bearing, and payable on demand. As of October 31, 2023 and January 31, 2023, the total amount of shareholder advances outstanding was $358,849 and $214,682, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of October 31, 2023. These shareholders are also family members of the Company’s Chairman. As of October 31, 2023 and January 31, 2023, amounts due to this related party totaled $2,411,000 are disclosed in Accounts Payable – related party on the balance sheets.

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.001 par value.

During the three and nine months ended October 31, 2023, the Company did not issue any shares of common stock.

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

Common stock activities for the nine months ended October 31, 2023 are summarized as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
January 31, 2023	65,945,800	1.7	$0.005

Vested	32,972,900	-	-

October 31, 2023 - Expected to Vest	32,972,900	0.9	$0.005

As of October 31, 2023, there was $151,126 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of 0.92 years.

Stock-based compensation recognized for nine months ended October 31, 2023 and 2022 amounted to $123,648 and $109,527, respectively. Stock-based compensation recognized for three months ended October 31, 2023 and 2022 amounted to $41,216 and $36,509, respectively.

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

There are no lease transactions classified as finance leases for the nine months ended October 31, 2023.

The table below summarizes the components of operating lease costs related to operating leases for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
The components of lease expense were as follows:
Operating lease cost	$39,995	$39,995	$119,986	$119,986
Short-term lease cost	-	-	36,715	-
Variable lease cost	12,186	6,202	31,925	18,603
Total lease cost	$52,181	$46,197	$188,626	$138,589

Supplementary information on cash flow and other information for leasing activities for the nine months ended October 31, 2023 and 2022 are as follows:

	Nine Months Ended
	October 31,
	2023	2022
Cash paid for operating cash flows from operating leases	$140,365	$134,940
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$-

Remaining lease term - operating leases (year)	0.75	1.75
Discount rate — operating leases	10.00%	10.00%

Future minimum lease payments under non-cancelable leases as of October 31, 2023 are as follows:

Year ending January 31,
2024 - remaining three months	$48,038
2025	96,075
Thereafter	-
144,113
Less: Imputed interest	(5,826)
Total	$138,287

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

Note 8 – CONCENTRATION OF CREDIT RISK

The Company did not have any significant customer concentration during the three and nine months ended October 31, 2023. The Company did not have any significant customer concentration during the three months ended October 31, 2022. The Company had one customer that accounted for more than 10% of the Company’s total sales for the nine months ended October 31, 2022. The one customer represented $1,490,000 and 100% in aggregate of total sales for the nine months ended October 31, 2022.

The Company did not have any significant purchase concertation during the three and nine months ended October 31, 2023. The Company did not have any significant purchase concertation during the three months ended October 31, 2023. The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the nine months ended October 31, 2022. The one vendor represented 100% of the Company’s total purchases for the three months ended April 30, 2022. If the Company lost this one vendor, this could have a negative impact upon the financial well-being of the Company.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of October 31, 2023, through the date the financial statements were issued.

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

Results of Operation

For the three months ended October 31, 2023 compared to the three months ended October 31, 2022

	Three months ended
	October 31,
	2023	2022	Changes
Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Operating expenses	234,980	183,219	51,761
Loss from operations	(234,980)	(183,219)	(51,761)
Other expense	-	(637)	637
Provision for income tax benefit	-	(45,575)	45,575
Net loss	$(234,980)	$(138,281)	$(96,699)

Revenue

We generated no revenue during the three months ended October 31, 2023 and 2022. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Cost of Goods Sold

We did not generate any cost of goods sold due to no revenue in the three months ended October 31, 2023 and 2022.

Operating Expenses

Operating expenses totaled $234,980 in the three months ended October 31, 2023 compared with $183,219 in the three months ended October 31, 2022. The increase in operating expense is mainly due to an increase in professional fees. We continue to carefully manage overhead while maintaining core research and corporate functions.

Other Income (expense)

We recorded no other income in the three months ended October 31, 2023 compared with other expense of $637, which primarily represents miscellaneous non-operating income in the three months ended October 31, 2022.

Provision for Income Taxes

Our income tax expense was $0 in three months ended October 31, 2023, compared with a tax benefit of $45,575 in the three months ended October 31, 2022. The variance primarily reflects the change from profitability in 2022 to a loss in 2023 and adjustments to deferred tax items.

Net Loss

As a result of the foregoing, we recorded a net loss of $234,980 for the three months ended October 31, 2023, compared with net loss of $138,281 in the three months ended October 31, 2022. The increase in net loss was mainly due to the continuation of fixed operating costs.

For the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022

	Nine months ended
	October 31,
	2023	2022	Changes
Revenues	$-	$1,490,000	$(1,490,000)
Cost of goods sold	-	922,000	(922,000)
Operating expenses	893,164	582,603	310,561
Income (loss) from operations	(893,164)	(14,603)	(878,561)
Other income	-	7,935	(7,935)
Provision for income taxes	-	(908)	908
Net income (loss)	$(893,164)	$(5,760)	$(887,404)

Revenue

We generated no revenue during the nine months ended October 31, 2023, compared with $1,490,000 in the nine months ended October 31, 2022. The decrease was due to the no product sales in the nine months ended October 31, 2023. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Cost of Goods Sold

Cost of goods sold was $0 in the nine months ended October 31, 2023 compared with $922,000 in the nine months ended October 31, 2022. We did not generate any cost of goods sold due to no revenue in the three months ended October 31, 2023.

Operating Expenses

Operating expenses totaled $893,164 in the nine months ended October 31, 2023 compared with $582,603 in the nine months ended October 31, 2022. The increase in operating expense is mainly due to the opening of Taiwan office to seek business. We continue to carefully manage overhead while maintaining core research and corporate functions.

Other Income

We recorded no other income in the nine months ended October 31, 2023 compared with $7,935, which primarily represents miscellaneous non-operating income in the nine months ended October 31, 2022.

Provision for Income Taxes

Our income tax expense was $0 in fiscal 2023, compared with a tax benefit of $908 in the nine months ended October 31, 2022. The variance primarily reflects the change from profitability in 2022 to a loss in 2023 and adjustments to deferred tax items.

Net Loss

As a result of the foregoing, we recorded a net loss of $893,164 for the nine months ended October 31, 2023, compared with net loss of $5,760 in the nine months ended October 31, 2022. The increase in net loss was mainly due to the absence of revenue and the continuation of fixed operating costs.

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency from January 31, 2023 to October 31, 2023:

	October 31,	January 31,
	2023	2023	Change
Current assets	$106,308	$437,078	$(330,770)
Current liabilities	$3,443,357	$3,069,106	$374,251
Working capital (deficiency)	$(3,337,049)	$(2,632,028)	$(705,021)

The following table summarizes our cash flows for the nine months ended October 31, 2023 and 2022:

	Nine months ended
	October 31,
	2023	2022	Change
Cash (used in) operating activities	$(32,297)	$(83,162)	$50,865
Cash provided by financing activity	$5,277	$-	$5,277
Net change in cash	$(27,020)	$(83,162)	$56,142

As of October 31, 2023, we had cash approximately $3,000, compared with cash of $30,000 at January 31, 2023. The decrease of approximately $27,000 was mainly due to cash used in our operations.

We have funded our activities primarily through shareholder advances. We incurred a net loss of $893,164 in the nine months ended October 31, 2023. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

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

Operating Activities

Cash used in operating activities of $32,297 for the nine months ended October 31, 2023 reflected primarily our net loss of $893,164 increased by depreciation of $11,297, non-cash lease expense of $122,918 and stock-based compensation of $1263,648, and a change in assets and liabilities of $603,004.

Cash used in operating activities of $83,162 for the nine months ended October 31, 2022 reflected primarily our net loss of $5,760 increased by depreciation of $11,297, non-cash lease expense of $137,554, stock-based compensation of $109,527 and deferred tax benefit of $1,708, and a change in assets and liabilities of $334,072

Investing Activities

We had no investing activities during the nine months ended October 31, 2023 and 2022.

Financing Activity

We has financing inflow of $5,277 from advances from related parties in the nine months ended October 31, 2023. We had no financing inflows in the nine months ended October 31, 2022. We may seek additional equity or debt financing in future periods to support ongoing operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of October 31, 2023, we had an accumulated deficit of $4,281,183 and negative operating cash flow of $32,297, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) ordinarily requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, for the quarter ended October 31, 2023, our operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

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

As of the end of the fiscal quarter ended October 31, 2023, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of October 31, 2023, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2023, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue any equity securities for the quarter ended October 31, 2023.

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

VITASPRING BIOMEDICAL CO., LTD.

Date: January 29, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President, Chief Executive Officer, and Chief Financial Officer

