Form 10-K
period 2024-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-03-12
CIK 1697884

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

As of March 11, 2026, the registrant had 207,030,030 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (this “Report”) is being filed after its original due date. We are working to regain full compliance with our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as otherwise indicated, all information contained in this Report is presented as of January 31, 2024.

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

Research and Development

Overview

We did not conduct any research and development (“R&D”) activities or incur R&D expenses during the fiscal years ended January 31, 2024 and 2023. However, we plan to explore and implement R&D programs in the future once sufficient funding becomes available. Our objective is to advance proprietary cell-based biomedical technologies, including our X.msc mesenchymal stem-cell platform and exosome-based formulations, with a focus on applications for regenerative medicine, preventive health, and functional wellness.

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

2. Exosome Production and Characterization

We plan to develop scalable methods to increase the yield and quality of exosomes—the nanosized vesicles secreted by stem cells that play a role in cellular signaling and repair – with potential applications in tissue regeneration and inflammation control.

3. Formulation and Product Development

We aim to design prototype formulations combining exosome and redox-balance research for possible use in topical, injectable, or nutraceutical uses. These concepts remain in the pre-commercial exploratory state.

4. Process Automation and Quality Control

We expect to implement standardized production protocols aligned with Good Tissue Practice (GTP) and Good Manufacturing Practice (GMP) principles to ensure reproducibility and compliance with international regulatory standards. As of the date of this Report, we have not submitted any applications to the FDA or initiated any clinical programs.

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

R&D Expenditures

We did not incur any R&D expenses for the fiscal years ended January 31, 2024 and January 31, 2023.

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

Employees and Human Capital Resources

As of January 31, 2026, we had no full-time employees other than our sole executive who holds all of our officer positions. Our operations are currently conducted by a network of contractors, consultants, scientists, and research partners who support our technical and administrative needs. As we progress toward commercialization, we intend to expand our organization by hiring key personnel in the areas of research and development, quality assurance, regulatory affairs, and business development. We plan to recruit individuals with biomedical, biotechnology, and cell-science experience, and to build a culture that values technical excellence, collaboration, and integrity.

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

Legal Proceedings

We are not currently subject to any legal proceedings. See Item 3. Legal Proceedings for information related to our former officers and director.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, results of operations, liquidity, prospects, and the market price of our common stock. If any of the following risks occur, the trading price of our common stock could decline significantly, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the fiscal years ended January 31, 2024 and 2023. As of January 31, 2024, we had cash of $13, total assets of $137,342, total liabilities of $3,487,531, an accumulated deficit of $4,506,581, and a stockholders’ deficit of $3,350,189. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditures, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

Our financial statements have been prepared assuming we will continue as a going concern. Management has concluded that substantial doubt exists regarding our ability to continue as a going concern within twelve months from the issuance of our financial statements. Our independent registered public accounting firm has included a going concern explanatory paragraph in prior audit reports.

Based on our current cash position and expected operating expenditures, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing. We do not have written agreements with related parties that contractually defer repayment of these obligations.

We have no committed financing arrangements and no revenue-generating operations. Our ability to continue operations depends entirely upon raising additional capital or obtaining continued financial support from related parties. There can be no assurance that such capital will be available on acceptable terms, if at all. If we are unable to secure adequate funding, we may be forced to significantly curtail or cease operations, seek protection under applicable insolvency laws, or liquidate our assets.

Our liabilities substantially exceed our assets, which may impair our ability to obtain financing and satisfy uplisting requirements.

Our negative stockholders’ equity position may adversely affect investor confidence and impair our ability to obtain financing on favorable terms. Certain trading platforms and exchanges impose minimum stockholders’ equity requirements. Our current financial condition may limit our ability to satisfy such requirements, thereby restricting our ability to uplist our common stock to OTCQB or a national securities exchange. Certain markets, including the OTCQB and the national securities exchanges, require minimum stockholders’ equity thresholds that we currently do not meet.

We may not be able to satisfy our obligations as they become due.

A substantial portion of our liabilities consists of unsecured obligations to related parties and vendors. These obligations may be payable on demand. If creditors demand repayment or decline to extend payment terms, we may be unable to satisfy such obligations when due, which could result in default, litigation, or insolvency proceedings.

RISKS RELATED TO OUR DEVELOPMENT-STAGE STATUS AND BUSINESS STRATEGY

We have not commenced commercial operations and have no history of revenue generation.

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we have not commenced commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in fiscal 2024 or fiscal 2023, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Annual Report, we are not actively developing, manufacturing, or marketing any products.

Our business model is speculative and subject to significant execution risk.

•	Our future success depends on numerous factors, including:
•	Securing sufficient capital;
•	Recruiting qualified personnel;
•	Obtaining regulatory approvals;
•	Protecting intellectual property;
•	Establishing manufacturing capabilities;
•	Entering into strategic partnerships;
•	Achieving market acceptance.

Each of these elements involves significant uncertainty. Failure in any of these areas could materially adversely affect our business.

We may change our business strategy.

Given our financial condition and development-stage status, we may revise or modify our business strategy. Such changes may expose us to additional risks and uncertainties and may not result in successful operations.

RISKS RELATED TO REGULATORY MATTERS

If we pursue regenerative medicine or biologic-based products, we will be subject to extensive regulatory requirements.

Any future commercialization efforts may subject us to regulation by the U.S. Food and Drug Administration and comparable foreign regulatory authorities. Regulatory approval processes require extensive preclinical and clinical data and may take years to complete. Regulatory authorities may impose additional requirements, delay approvals, or deny approval altogether. We have not yet established FDA-compliant manufacturing facilities or submitted any investigational or marketing applications.

Failure to obtain or maintain regulatory approvals would prevent commercialization.

Even if approvals are obtained, regulatory authorities may impose post-marketing requirements, restrict indications, suspend approvals, or withdraw approval. Regulatory compliance requires substantial financial and managerial resources.

The regulatory landscape for stem-cell and exosome technologies is evolving.

Regulatory authorities have increased scrutiny of regenerative medicine therapies. Changes in regulatory policy, interpretation, or enforcement priorities may adversely affect our ability to develop or commercialize products.

RISKS RELATED TO INTELLECTUAL PROPERTY

We do not currently hold issued patents.

As of the date of this report, we do not own issued patents, nor do we have any pending patent applications. We also do not own any registered trademarks. Our competitive position relies primarily on trade secrets and proprietary know-how. Trade secrets are difficult to protect, and we may not be able to prevent unauthorized disclosure or use.

We may become involved in intellectual property disputes.

If we develop technologies in the future, we may face claims of infringement from third parties. Defending against such claims could be costly and time-consuming. We may be required to pay damages, enter into licensing agreements on unfavorable terms, or cease certain operations.

RISKS RELATED TO RELATED-PARTY TRANSACTIONS AND CONFLICTS OF INTEREST

We have significant obligations to related parties, including a former officer who is involved in criminal proceedings unrelated to us.

As of January 31, 2024, we owed approximately $2,411,000 to a related-party vendor, which is owned by our former officer, and $425,482 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

The former officer referenced above is involved in criminal proceedings relating to the alleged unauthorized use of intellectual property that was not owned by us and did not arise from our operations. We are not a party to these proceedings, and the allegations do not involve our assets, intellectual property, or current management. Nevertheless, because this individual is a creditor of us, developments in such proceedings could affect repayment discussions, restructuring negotiations, or future financing arrangements. In addition, public association with former management may result in reputational harm or investor concern.

If related parties demand repayment of outstanding amounts or cease providing financial support, our liquidity and ability to continue operations could be materially adversely affected.

Our governance structure may increase conflict-of-interest risk.

We currently have a single director who also serves as our sole executive officer. We do not have independent directors or standing committees. We have not adopted a formal related-party transaction policy. This structure may increase the risk of conflicts of interest and reduce oversight of management decisions.

RISKS RELATED TO FORMER MANAGEMENT AND LEGAL PROCEEDINGS

Former officers are involved in civil and criminal proceedings that could indirectly affect us.

Certain former officers and directors are involved in legal proceedings in Taiwan relating to alleged unauthorized use of intellectual property. Although we are not a named party, these proceedings may result in reputational harm, disruption of business relationships, or derivative claims.

We may be subject to litigation.

We may become involved in disputes related to intellectual property, contracts, securities laws, or other matters. Litigation is inherently uncertain and may result in substantial costs, diversion of management resources, or adverse judgments.

RISKS RELATED TO INTERNAL CONTROL OVER FINANCIAL REPORTING

We have identified a material weakness in internal control over financial reporting.

Management concluded that our internal control over financial reporting was not effective as of January 31, 2024 due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

If we fail to remediate this material weakness, we may be unable to timely file reports with the SEC, which could result in loss of quotation eligibility or trading market restrictions.

RISKS RELATED TO CAPITAL RAISING AND DILUTION

We will require substantial additional capital to execute our business strategy.

We anticipate funding operations through equity offerings, convertible securities, strategic partnerships, or related-party financing. Such financings may be highly dilutive and may include terms unfavorable to existing stockholders. Our net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future issuances of securities may dilute existing stockholders and depress our stock price.

We may issue additional shares of common stock or securities convertible into common stock at prices below current market value. Such issuances may include warrants, anti-dilution adjustments, or other terms that adversely affect existing stockholders.

Our net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code, which could reduce or eliminate their value.

As of January 31, 2024, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

In general, an ownership change occurs if the percentage of our stock owned by one or more “5-percent shareholders” increases by more than 50 percentage points over a rolling three-year testing period. Because our stock ownership is relatively concentrated and because we may issue additional equity or convertible securities in future financings, we may experience an ownership change under Section 382. An ownership change could materially limit the amount of NOLs that may be utilized annually to offset taxable income. In certain circumstances, such limitations could effectively eliminate the benefit of our NOL carryforwards.

In addition, if we undergo a significant change in business operations or experience future ownership changes, our ability to utilize our NOLs could be further limited. Any such limitation could reduce the potential tax benefits available to us and may adversely affect our financial condition and results of operations.

There can be no assurance that our NOL carryforwards will be available to offset future taxable income, even if we achieve profitability.

RISKS RELATED TO UPLISTING AND MARKET STATUS

Because we currently have a stockholders’ deficit and lack independent directors, we may not satisfy the financial and governance requirements necessary to uplist to OTCQB or a national securities exchange.

We are contemplating uplist our common stock. Uplisting requires compliance with financial, corporate governance, and market-based criteria, including minimum bid price, stockholders’ equity thresholds, and independent board requirements. Our current financial condition and governance structure may prevent us from meeting such criteria. We may need to effect a reverse stock split to meet minimum bid price requirements, which could adversely affect stockholder value.

Our common stock is thinly traded and may experience significant volatility.

Our common stock trades on the OTC Pink marketplace, which generally has lower liquidity and greater volatility than national securities exchanges. Limited trading volume may result in substantial price fluctuations.

Our common stock may be subject to penny stock regulations.

If our common stock is deemed a penny stock, broker-dealers may be subject to additional regulatory requirements before effecting transactions, which may reduce liquidity and investor interest.

RISKS RELATED TO CYBERSECURITY AND DATA PROTECTION

We do not maintain a formal cybersecurity risk management framework.

We do not employ dedicated cybersecurity personnel and rely on third-party service providers. A cybersecurity breach could result in operational disruption, reputational damage, regulatory scrutiny, or financial loss.

GENERAL RISK FACTORS

Economic conditions may adversely affect our ability to raise capital.

Adverse economic conditions, including inflation, rising interest rates, and market volatility, may reduce investor appetite for speculative investments and impair our ability to obtain financing.

An investment in our common stock is highly speculative.

Given our development-stage status, lack of revenue, minimal liquidity, significant liabilities, material weakness in internal controls, governance limitations, regulatory uncertainty, and dependence on future financing, an investment in our common stock is highly speculative and may result in the loss of your entire investment.

We may become subject to securities class action litigation or stockholder derivative actions, which could result in substantial costs and diversion of management attention.

Companies with limited operating histories, development-stage business models, minimal revenues, recurring losses, or significant stock price volatility frequently become the target of securities class action litigation or stockholder derivative lawsuits. Given our development-stage status, going-concern uncertainty, dependence on future financing, related-party transactions, material weakness in internal control over financial reporting, and limited trading liquidity, we may be particularly susceptible to such litigation.

Securities class action lawsuits are often brought against companies following periods of stock price volatility, reverse stock splits, dilutive financings, restatements, regulatory developments, or public disclosures regarding internal control deficiencies. Such lawsuits typically allege violations of federal securities laws, including claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, or under Sections 11 and 12 of the Securities Act in connection with securities offerings. Even if such claims are without merit, defending against them can be costly, time-consuming, and disruptive to our operations.

In addition, we may become subject to stockholder derivative actions alleging breach of fiduciary duties by our officers or director, particularly given our governance structure, related-party transactions, and development-stage operations. Such actions may seek monetary damages, corporate governance changes, or other equitable relief.

The costs of defending securities litigation or derivative actions may be significant and may exceed the limits of our directors’ and officers’ liability insurance coverage, if any. Adverse judgments, settlements, or regulatory findings could materially adversely affect our financial condition, liquidity, reputation, and ability to raise capital. Furthermore, even the initiation of litigation could result in negative publicity, investor concern, and diversion of management attention from our business.

If we are unable to successfully defend against such claims or manage associated costs, our business, financial condition, and results of operations could be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As of the date of this Annual Report, we have not yet adopted a formal, written cybersecurity risk management policy or enterprise-wide cybersecurity governance framework. However, we are aware of the growing risks associated with cybersecurity threats and are in the early stages of assessing and developing appropriate controls to identify and mitigate such risks in proportion to our size, scale, and operational complexity. We intend to implement a formal cybersecurity risk assessment and governance policy by Q3 2026. This process will include third-party vendor risk assessment, incident response protocols, and reporting mechanisms to management and the sole director.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions against us.

As previously disclosed in our Company’s Form 10-K for the fiscal year ended January 31, 2023, and in our Report on Form 8-K filed August 11, 2025, certain of our former officers are involved in civil and criminal proceedings in Taiwan relating to alleged unauthorized use of proprietary know-how and intellectual property. We are not a named party to these proceedings. Please refer to the Form 8-K for additional information regarding those matters.

As of January 31, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause us to conclude that these matters will have a material adverse effect on our financial condition or results of operations.

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

There is very limited public trading in our common stock. During the fiscal years ended January 31, 2024 and January 31, 2023, trading volume was minimal, and no consistent bid or ask quotations were reported. As a result, we are unable to provide high and low bid quotations for the respective fiscal quarters.

	High	Low
Fiscal Quarters for the Fiscal Year ended January 31, 2024(1)
January 31, 2024	$15.00	$15.00
October 31, 2023	$16.00	$15.00
July 31, 2023	$16.00	$15.00
April 30, 2023	$15.20	$14.60

Fiscal Quarters for the Fiscal Year Ended January 31, 2023
January 31, 2023	$15.30	$12.00
October 31, 2022	$16.50	$10.00
July 31, 2022	$16.50	$10.00
April 30, 2022	$15.00	$14.00

Because our stock trades infrequently and with low volume, investors may have difficulty buying or selling shares at desired prices or at all. We make no representation that an active or liquid trading market exists or will develop in the future.

As of January 31, 2024, there were approximately 636 shareholders of record of our common stock. This number does not include beneficial owners who hold their shares in “street name” through brokerage firms or other nominees.

As of January 31, 2026, we had 207,030,030 shares of common stock issued and outstanding held by 706 shareholders.

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

Equity Compensation Plan Information

Our stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the stock-based compensation plan, we may grant Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU). ISO and NSO are granted under service conditions. RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator in its discretion. Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period. Stock options granted to non-employees generally vest over a one-year period.

Recent Sales of Unregistered Securities

Between December 1, 2023, and January 31, 2024, we did not issue any shares of common stock to a service provider for services rendered.

Between December 1, 2022, and January 31, 2023, we issued 510,000 shares of common stock to a service provider for services rendered.

There were 207,030,030 and 207,030,030 shares of common stock issued as of January 31, 2024 and 2023, respectively.

Excluding shares issued under stock-based compensation plans that had not yet vested, there were 185,048,097 and 152,075,197 shares of common stock outstanding as of January 31, 2024 and 2023, respectively.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated due to various factors, including those set forth above under “Risk Factors.” Also, see “Special Note Regarding Forward-Looking Statements.”

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

As of the date of this filing, we have not commenced principal revenue-generating operations and have generated limited revenues since inception. Our operations have been limited to organizational activities, administrative functions, and preparation for future service offerings. We currently have no full-time employees other than our sole executive officer and director.

Development-Stage Status

Although we describe a long-term business strategy involving regenerative medicine technologies, as of January 31, 2024:

•	We were not engaged in commercial manufacturing or distribution.
•	We were not conducting clinical trials.
•	We had not incurred research and development expenses.
•	We had not obtained FDA or other regulatory approvals.

Our ability to transition to operational status will require substantial additional capital and regulatory compliance infrastructure.

Results of Operation

For the year ended January 31, 2024 compared to year ended January 31, 2023

	Year Ended January 31, 2024	Year Ended January 31, 2023
Revenues	$-	$-
Cost of Goods Sold	-	3,333,000
Gross (Loss) Profit	-	(3,333,000)
Operating Expenses	1,118,562	844,836
(Loss) Income from Operations	(1,118,562)	(4,177,836)
Other Income	-	8,059
(Loss) Income Before Income Taxes	(1,118,562)	(4,169,777
Provision for Income Taxes	-	5,381)
Net (Loss) Income	$(1,118,562)	$(4,164,396
Basic and Diluted EPS	$(0.01)	(0.02
Weighted Average Shares Outstanding	207,030,030	206,521,427

Revenue

We generated no revenue during the fiscal years ended January 31, 2024 and 2023, respectively. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Cost of Goods Sold

Cost of goods sold was $0 in fiscal 2024 compared with $3,333,000 in fiscal 2023. The decrease is due to our lack of inventory purchases and sales.

Gross (Loss )/Profit

Our gross loss was $0 for the year ended January 31, 2024, compared to $3,333,000 for the year ended January 31, 2023, a decrease of $3,333,000, or 100%. The decrease in loss was primarily the result of the absence of sales and purchases of product in fiscal 2024 compared to 2023.

Operating Expenses

Operating expenses were $1,118,562 for the year ended January 31, 2024, compared with $844,836 for the prior fiscal year, an increase of $237,726, or 32.4%. The increase primarily reflects higher professional-service fees and general administrative costs, expenses for rent, consulting, and compliance associated with our public-company status. We continue to carefully manage overhead while maintaining core research and corporate functions.

Other Income

Our other income $0 for the year ended January 31, 2024 compared with $8,059 in the prior fiscal year, a decrease of $8,059, or 100.0%. The decrease is due to a reduction in non-operating income, which was a one-time occurrence in 2023.

Provision for Income Taxes

We have no income tax provision for the year ended January 31, 2024 compared to our income tax expense of $5,381 in the prior fiscal year, a decrease of $5,381, or 100.0%. The variance primarily reflects adjustments to deferred tax items.

Net Loss

Our net loss was $1,118,562 for the year ended January 31, 2024, compared with net income of $4,164,396 for the year ended January 31, 2023, a decrease of $3,045,834, or 73.1%. The decrease is primarily due to the decrease in cost of goods sold and a reduction in administrative expenses.

Liquidity and Capital Resources

Overview

For the fiscal year ended January 31, 2024, we generated a net loss of $1,118,562 compared to a net loss of $4,164,396 for the fiscal year ended January 31, 2023. Although we significantly reduced our net loss year over year, operating cash flow remained negative in both periods.

Our liquidity remains constrained, with cash on hand of $13 at January 31, 2024, compared to $29,656 at January 31, 2023. We do not have any cash equivalents.

We have funded our activities primarily through equity issuances, and shareholder advances. and continue to rely on external funding and available cash balances to meet our working-capital needs. We believe that additional capital will be required to support operations over the next twelve months.

We are exploring potential sources of financing, including private placements of equity or debt securities and strategic partnerships. There is no assurance that additional funding will be available on acceptable terms. If we cannot secure sufficient financing, we may need to delay or scale back parts of our business plan as our current cash resources will not be sufficient to fund planned operations for the next twelve months without additional capital. The continuation of our business depends on our ability to raise funds and generate future revenue.

Operating Activities

Net cash used in operating activities was $34,920 for the year ended January 31, 2024, compared to $77,556 for the year ended January 31, 2023.

Operating cash flows were primarily impacted by $1,118,562 in net loss offset by non-cash adjustments totaling $356,406, which is comprised of depreciation of $15,062, impairment of equipment of $10,499, non-cash lease expense of $166,030, and stock-based compensation of $164,865.

Working capital was increased by a reduction in accounts receivable of $380,000, an increase in accounts payable and other payables of $283,938, and advances from related party of $205,523. These were offset by an increase in prepaid expenses of $27,422 and a reduction in operating lease liability of $169,647.

The significant reduction in accounts receivable reflects improved collections and/or reduced credit sales during the period. The increase in accounts payable and related-party advances indicates continued reliance on vendor financing and related-party support to fund operations.

Net cash used in operating activities of $77,556 in fiscal 2023 was driven by a net loss of $4,164,396, offset by a working capital improvement from accounts receivable of $2,538,390, an increase in accounts payable and other payables of $1,179,417, stock-based compensation of $190,365, and non-cash lease expenses of $204,273.

The operating cash used in fiscal 2023 was materially lower than the net loss due to substantial reductions in receivables and increases in payables, suggesting working capital compression rather than operating profitability.

Investing Activities

We had no investing cash flows during fiscal 2024 or 2023. We expect future investing activities once we obtain funding.

Financing Activities

Net cash provided by financing activities was $5,277 in fiscal 2024, compared to no financing cash inflows in fiscal 2023.

Our financing inflow in fiscal 2024 consisted entirely of advances from a related party. We did not raise capital from third-party debt or equity issuances during either fiscal year.

We expect to continue to rely on related-party funding, equity financing and, where available, strategic partnerships or grants to meet our capital needs. Our ability to raise additional capital will depend on market conditions, investor interest, and our progress in commercializing our stem-cell and biomedical technologies.

We experienced a net decrease in cash of $29,643 and $77,556 in fiscal 2024 and 2023, respectively. Cash at January 31, 2024 was $13, representing a critically low liquidity position.

Material Trends and Uncertainty

The primary liquidity drivers during the periods presented were working capital fluctuations rather than operational cash generation. The reduction in accounts receivable in both periods significantly mitigated operating cash burn; however, this source of liquidity is non-recurring and cannot be relied upon in future periods.

Future cash requirements will depend on:

•	Revenue growth and collection cycles;
•	Ability to control operating expenses;
•	Lease obligations;
•	Vendor payment terms; and
•	Access to capital markets or private financing.

Capital Requirements and Liquidity Outlook

We do not currently maintain committed credit facilities, institutional debt financing, or significant cash reserves. We believe that our existing cash resources will not be sufficient to fund operations for the next twelve months without additional financing. To meet our capital needs, we plan to seek related-party advances, additional equity issuances, or debt financing and may also pursue strategic partnerships or licensing opportunities. There is no assurance that such financing will be available on favorable terms or at all. Failure to secure additional capital could materially adversely affect our business, financial condition, and ability to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of January 31, 2024, the Company had cash of $13, total current assets of $23,627, and total current liabilities of $3,487,531, resulting in a working capital deficit of $3,463,904. The Company incurred a net loss of $1,118,562 and negative cash flows from operating activities of $34,920 for the year ended January 31, 2024. The Company also has an accumulated deficit of $4,506,581 as of January 31, 2024.

The Company’s minimal cash balance, recurring operating losses, and significant working capital raise substantial doubt about its’ ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

See “Risk Factors – Substantial doubt exists regarding our ability to continue as a going concern.”

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of related-party advances and issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Without further related-party advances or equity issuances, our cash flows are not expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and related-party advances. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and related-party advances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) ordinarily requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, for the fiscal year ended January 31, 2024, our operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VitaSpring Biomedical Co. Ltd.

5225 Canyon Crest Drive,

Suite 71-802,

Riverside,

CA 92507

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VitaSpring Biomedical Co. Ltd. (the “Company”) as of January 31, 2024 and the related statement of operations, statement of changes in stockholders’ (deficit) equity, and statement of cash flows for the fiscal year ended January 31, 2024, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and the results of its operations and its cash flows for the fiscal year ended January 31, 2024, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred an accumulated deficit of $4,506,581 and a negative cash flow from operations amounting to $34,920 for year ended January 31, 2024. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia

March 11, 2026

PCAOB ID: 6723

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

	January 31,	January 31,
	2024	2023
CURRENT ASSETS
Cash	$13	$29,656
Accounts receivable, net of allowance for credit loss accounts of $33,632	-	380,000
Prepaid expenses	-	27,422
Deposits	23,614	-
Total current assets	23,627	437,078

LONG-TERM ASSETS
Equipment and vehicle, net	24,063	49,574
Operating lease right-of-use asset	89,652	255,682
Deposits	-	23,614
Total long-term assets	113,715	328,870

Total assets	$137,342	$765,948

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	339,001	55,063
Income tax payable	218,714	218,714
Operating lease liabilities	93,334	169,647
Advances from related party	425,482	214,682
Total current liabilities	3,487,531	3,069,106

LONG-TERM LIABILITY
Operating lease liabilities, net of current	-	93,334
Total long-term liability	-	93,334

Total liabilities	3,487,531	3,162,440

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued.	20,703	20,703
Additional paid-in capital	1,135,689	970,824
Accumulated deficit	(4,506,581)	(3,388,019)
Total stockholders' deficit	(3,350,189)	(2,396,492)

Total liabilities and stockholders' deficit	$137,342	$765,948

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

	Years ended
	January 31,
	2024	2023

Revenues	$-	$-
Cost of goods sold	-	3,333,000
Gross profit	-	(3,333,000)

Operating Expenses
Selling, general and administrative expenses	1,118,562	844,836

Loss from operations	(1,118,562)	(4,177,836)

Other income
Other income	-	8,059
Total other income	-	8,059

Net loss from operations before provision for income taxes	(1,118,562)	(4,169,777)
Provision for income tax expense (benefit)	-	(5,381)
Net loss	$(1,118,562)	$(4,164,396)

Net loss per share: Basic and diluted	(0.01)	(0.02)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	206,521,427

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2024 AND 2023

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)

Balance, January 31, 2022 - restated	206,520,030	$20,652	$780,510	$776,377	$1,577,539

Issuance of stock-based compensation - common stock	510,000	51	25,449	-	25,500
Stock-based compensation	-	-	164,865	-	164,865
Net loss	-	-	-	(4,164,396)	(4,164,396)
Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	164,865	-	164,895
Net loss	-	-	-	(1,118,562)	(1,118,562)
Balance, January31, 2024	207,030,030	20,703	1,135,689	(4,506,581)	(3,350,189)

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

	Years ended
	January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,118,562)	$(4,164,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,062	15,062
Impairment of equipment	10,449	-
Non-cash lease expense	166,030	204,273
Stock-based compensation	164,865	190,365
Allowance for credit losses	-	33,632
Deferred tax benefit	-	(6,181)
Changes in assets and liabilities:
Accounts receivable	380,000	2,538,390
Prepaid expenses	27,422	(24,788)
Deposits	-	(6,000)
Payroll liability	-	35,115
Accounts payable and other payables	283,938	1,179,417
Change in operating lease liability	(169,647)	(200,559)
Income tax payable	-	7,791
Advances from related party for operating expense	205,523	120,323
Net cash used in operating activities	(34,920)	(77,556)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	5,277	-
Net cash provided by financing activity	5,277	-

Net change in cash	(29,643)	(77,556)
Cash at beginning of period	29,656	107,212
Cash at end of period	$13	$29,656

Supplemental cash flow disclosures:
Income taxes paid	$-	$800
Interest expense paid	$-	$-

Non-cash investing and financing activities
Stock-based compensation for restricted common shares	$164,865	$164,865

VITASPRING BIOMEDICAL CO., LTD.

Notes to Financial Statements

January 31, 2024 and 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of January 31, 2024, the Company had cash of $13, total current assets of $23,627, and total current liabilities of $3,487,531, resulting in a working capital deficit of $3,463,904. The Company incurred a net loss of $1,118,562 and negative cash flows from operating activities of $34,920 for the year ended January 31, 2024. The Company also has an accumulated deficit of $4,506,581 as of January 31, 2024.

The Company’s minimal cash balance, recurring operating losses, and significant working capital raise substantial doubt about its’ ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities at the date the financial statements. Actual results could differ from those estimates. For the fiscal year ended January 31, 2024 the Company’s operations and financial statement items did not require the use of any significant estimates or assumptions. All amounts presented are based on actual, readily determinable values, and no material judgments or estimation methodologies were applied.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at January 31, 2024 and 2023.

Allowance for Credit Loss

Effective February 1,2022 the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to estimate expected credit losses over the life of financial assets measured at amortized cost using a current expected credit loss (CECL) model. The adoption did not have a material impact on the Company’s financial statements.

The allowance for credit losses represents management’s estimate of expected credit losses related to accounts receivable. The Company evaluates the collectability of its accounts receivable based on historical experience, the aging of receivables, and specific customer credit risk, in accordance with the CECL model.

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the fiscal year ended January 31, 2024 and 2023, the Company established a reserve for credit losses of $33,632 and recognized an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of January 31, 2024 and 2023, the allowance for credit losses was $33,632.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit loss accounts for estimated losses that may result from the inability of customers to make required payments.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of January 31, 2024 and 2023:

	January 31,	January 31,
	2024	2023
Accounts receivable - Gross	$33,632	$413,632
Les: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$-	$380,000

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. During the years ended January 31,2024 and 2023, the Company recognized impairment of equipment of $10,449 and $0, respectively.

Equipment and Vehicle, Depreciation, Amortization and Capitalization

Equipment and vehicles are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 3-5 years and vehicle is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicles and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the years ended January 31,2024 and 2023, the Company recognized impairment of furniture and equipment and computer of $10,449 and $0, respectively.

As of January 31, 2024 and 2023, vehicle and equipment consisted of the following:

	January 31,	January 31,
	2024	2023
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(38,485)	(23,423)
Accumulated impairment	(10,449)	-
Total vehicle and equipment, net	$24,063	$49,574

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

As of January 31, 2024 and 2023, the Company’s accounts payable – related party totaled $2,411,000.

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

For the years ended January 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended
	January 31,
	2024	2023
	Shares	Shares
Unvested restricted common stock	32,972,900	65,945,800

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2024 and 2023, there were no differences between the Company’s comprehensive loss and net loss.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Note 4 – Related Party Transactions and Balances

Advances from Related Party

During the years ended January 31, 2024 and 2023, the Company received advances totaling $5,277 and $0 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder and operating expenses of $205,523 and $120,323 were paid on behalf of the Company. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2024 and 2023, the total amount of shareholder advances outstanding was $425,482 and $214,682, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of January 31, 2024. These shareholders are also family members of the Company’s Chairman. As of January 31, 2024 and 2023 amounts due to this related party totaled $2,411,000, respectively, are disclosed in Accounts Payable – related party on the balance sheets.

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the year ended January 31, 2023, the Company issued 510,000 shares of common stock to a service provider for services rendered, valued at $25,500.

During the year ended January 31,2024, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued as of January 31, 2024 and 2023.

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

Common stock activities for the years ended January 31, 2024 and 2023 are summarized as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
January 31, 2022	98,918,700	2.7	$0.005

Vested	32,972,900		$0.005

January 31, 2023	65,945,800	1.7	$0.005

Vested	32,972,900

January 31, 2024 - Expected to Vest	32,972,900	0.7	$0.005

As of January 31, 2024, there was $109,910 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of 0.7 years.

Stock-based compensation recognized for the years ended January 31, 2024 and 2023 amounted to $164,865 and $164,865, respectively.

Note 6 – OPERATING LEASES

Operating lease right -of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the term of lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

The Company has elected the short-term lease exemption for leases with an initial term of twelve months or less and does not recognize right-of-use assets or lease liabilities for such leases. Short-term lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company also elected the practical expedient not to separate lease and non-lease components for its operating leases.

The Company determines the present value of lease payments using the interest rate implicit in the lease when readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate, which represents the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term. The Company’s incremental borrowing rate is a hypothetical rate based on management’s estimate of the Company’s credit profile and prevailing market conditions.

The operating lease ROU asset includes lease payments made prior to the commencement date and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company leases office space under operating lease arrangements. These leases generally require fixed monthly payments and may include variable payments such as common area maintenance charges, utilities, and other operating costs. The Company’s leases do not contain residual value guarantees or material restrictive covenants.

In July 2021, the Company entered into a non-cancelable operating lease for an office facility in Irvine, California.  The lease agreement required 36 monthly lease payments that range from $14,796 to $16,013 per month.  The lease had a remaining term of less than three years and did not contain options to extend. The lease expired in July 2024. Subsequent to the fiscal year end, the Company elected not to renew the lease.

There were no lease transactions classified as finance leases for the years ended January 31, 2024 and 2023.

Operating lease right-of-use assets and operating lease liabilities are presented in the Company’s balance sheet as follows:

January 31, 2024	Balance Sheet Classification	Amount
Operating lease right-of-use asset	Operating lease right-of-use asset	$93,334
Operating lease liability – current portion	Operating lease liability	$93,334
Operating lease liability – long-term portion	Operating lease liability, net of current portion	$-

Because the remaining lease term as of January 31, 2024 was less than one year, the entire lease liability was classified as a current liability.

The table below summarizes the components of operating lease costs related to operating leases for the years ended January 31, 2024 and 2023:

	Years Ended
	January 31,
	2024	2023
The components of lease expense were as follows:
Operating lease cost	$159,982	$159,982
Short-term lease cost	51,409	-
Variable lease cost	43,819	28,025
Total lease cost	$255,210	$188,007

Supplementary information on cash flow and other information for leasing activities for the years ended January 31, 2024 and 2023 are as follows:

	Years Ended
	January 31,
	2024	2023
Cash paid for operating cash flows from operating leases	$188,402	$181,103
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$-

Remaining lease term - operating leases (year)	0.50	1.50
Discount rate — operating leases	10.00%	10.00%

Future minimum lease payments under non-cancelable operating leases as of January 31, 2024 are as follows:

Year ending January 31,	Amount
2025	$96,075
Thereafter	-
Total lease payments	96,075
Less: Imputed interest	(2,741)
Total lease liability	$93,334

Note 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of our business. Management believes that no pending litigation matters to which it is a party is likely to have a material adverse effect on the Company’s financial condition or results of operations.

As previously disclosed in our Company’s Form 10-K for the fiscal year ended January 31, 2023, and in our Report on Form 8-K filed August 11, 2025, certain of our former officers are involved in civil and criminal proceedings in Taiwan relating to alleged unauthorized use of proprietary know-how and intellectual property. The Company is not a named party to these proceedings.

As of January 31, 2024 and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – INCOME TAXES

The Company has not made provision for income taxes for the years ended January 31, 2024 and 2023 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of January 31, 2024. The Company has incurred a net operating loss (NOL) of $4,962,328; the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2039, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended January 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefit	-	-
Valuation allowance	(21.00%)	(20.84%)
Other, net	-	(0.04%)
Effective tax rate	0.00%	0.12%

The components of the income tax provision/(benefit) are as follows:

	Years Ended January 31,
	2024	2023
Current:
Federal	$-	$-
State	-	800
Total current	-	800
Deferred:
Federal	-	(6,181)
State	-	-
Total deferred	-	(6,181)
Total income tax provision	$-	$(5,381)

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	Years Ended January 31,
	2024	2023
Deferred tax assets :
Allowance for credit loss	$7,063	$7,063
Impairment expense	2,194	-
Stock based-compensation	34,555	-
Operating lease liability	19,600	55,226
Net operating loss carryforward	1,041,256	865,309
Other, net	-	168
Total deferred tax assets	1,104,668	927,766
Valuation allowance	(1,078,716)	(868,172)
Net deferred tax assets	25,952	59,594

Deferred tax liabilities:
Amortization and depreciation	(7,125)	(5,901)
Operating lease right-of-use assets	(18,827)	(53,693)
Total deferred tax liabilities	(25,952)	(59,594)

Net deferred tax assets (liabilities)	$-	$-

Note 9 – CONCENTRATION OF CREDIT RISK

The Company did not have any significant customer concentration during the year ended January 31, 2024 and 2023.

The Company did not have any significant purchase concentration during the year ended January 31, 2024.

The Company had one vendor that accounted for more than 10% of the Company’s total purchases for the year ended January 31, 2023.

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of January 31, 2024, through the date the financial statements were issued. Based on our evaluation unless noted below, no material events have occurred that require disclosure.

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

As of the end of the fiscal year ended January 31, 2024, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of January 31, 2024, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. As of January 31, 2024, we had only 1 director. The name, address, age and position of our officers and sole director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position	Served Since

Ssu-Chuan Lai, Ph.D. 5225 Canyon Crest Dr., Ste 71-825 Riverside CA 92507	39	Chairman, President, CFO and Secretary	August 7, 2025

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

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. From January 31, 2023 to August 7, 2025, we had only 2director(s). The name, address, age and position of our officers and sole director is as follows:

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

Corporate Governance

During fiscal 2024, the Board of Directors consisted of two members, Messrs. Kao and Chu. We did not maintain standing audit, compensation, or nominating committees during the period. The Board performed the functions of such committees.

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

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. We intend to adopt one in Q1 of 2026.

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

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for the years ended January 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Pao-Chi Chu(1)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Cheng-Hsiang Kao(2)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Jer-Li Lin(3)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Yen Xun Chen(4)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

(1)	Mr. Chu served as Chairman of the Board until his resignation on August 7, 2025.
(2)	Mr. Kao served as Chief Executive Officer and a director until his resignation on August 7, 2025.
(3)	Mr. Lin served as Chief Technical Officer until his resignation on August 7, 2025.
(4)	Mr. Chen served as Technical Vice President until his resignation on August 7, 2025.

Director Compensation(1)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Pao-Chi Chu	-	-	-	-	-	-	-
Cheng-Hsiang Kao	-	-	-	-	-	-	-

(1)	None of our directors received any compensation for the fiscal year ended January 31, 2024 or 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

Security ownership of certain beneficial owners

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of January 31, 2026, of (i) each of our current directors, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

Advances from Related Party

 During the years ended January 31, 2024 and 2023, the Company received advances totaling $5,277 and $0 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder and operating expenses of $205,523 and $120,323 were paid on behalf of the Company. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2024, and 2023, the total amount of shareholder advances outstanding was $425,482 and $214,682, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of January 31, 2023. These shareholders are also family members of the Company’s Chairman. As of January 31, 2024 and 2023, amounts due to this related party totaled $2,411,000  respectively, are disclosed in Accounts Payable – related party on the balance sheets.

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

Item 14. Principal Accountant Fees and Services.

Set forth below is a summary of certain fees paid to our independent auditor, JP Centurion & Partners PLT for services for the fiscal years 2024 and 2023.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$23,950	$199,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,950	$199,250

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

On August 20, 2025, we engaged JP Centurion & Partners PLT for the audit of our fiscal years ended January 31, 2024 and 2023 and their fee is $23,950 and $13,000, respectively. The 2023 audit fee of $13,000 audit fee is included in the $199,250 amount set forth above.

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

The following documents are filed as part of this report:

The Financial Statements of VitaSpring Biomedical Co., Ltd. for each of the two fiscal years in the period ended January 31, 2024 and January 31, 2023, together with the report of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F-8 of this Report.

23.1	Consent of Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

By:	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President and Chief Executive Officer
Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President and Chief Executive Officer
Date: March 12, 2026

