Form 10-Q
period 2024-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-04-02
CIK 1697884

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.

333-216645

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

As of March 31, 2026, the registrant had 207,030,030 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

(Unaudited)

	April 30,	January 31,
	2024	2024
ASSETS
CURRENT ASSETS
Cash	$968	$13
Prepaid expenses	39,725	-
Deposits	23,614	23,614
Total current assets	64,307	23,627

LONG-TERM ASSETS
Equipment and vehicle, net	21,574	24,063
Operating lease right-of-use asset	45,407	89,652
Total long-term assets	66,981	113,715

Total assets	$131,288	$137,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	279,056	339,001
Income tax payable	218,714	218,714
Operating lease liabilities	47,248	93,334
Advance from related party	701,073	425,482
Current liabilities and total liabilities	3,657,091	3,487,531

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued.	20,703	20,703
Additional paid-in capital	1,176,906	1,135,689
Accumulated deficit	(4,723,412)	(4,506,581)
Total stockholders' deficit	(3,525,803)	(3,350,189)

Total liabilities and stockholders' deficit	$131,288	$137,342

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended
	April 30,
	2024	2023

Revenues	$-	$-

Operating Expenses
Selling, general and administrative expenses	216,831	304,601

Loss from operations	(216,831)	(304,601)

Net loss from operations before provision for income taxes	(216,831)	(304,601)
Provision for income tax expense	-	-
Net loss	$(216,831)	$(304,601)

Net loss per share: Basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended April 30, 2024

	Common Stock		Additional	Accumulated	Total
	Number of shares	Amount	Paid-in Capital	Deficit	Stockholders' Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)

Stock-based compensation	-	-	41,217	-	41,217
Net loss	-	-	-	(216,831)	(216,831.00)
Balance, April 30, 2024	207,030,030	$20,703	$1,176,906	$(4,723,412)	$(3,525,803)

For the three months ended April 30, 2023

	Common Stock		Additional		Total
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(304,601)	(304,601)
Balance, April 30, 2023	207,030,030	$20,703	$1,012,040	$(3,692,620)	$(2,659,877)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months ended
	April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(216,831)	$(304,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,489	3,766
Non-cash lease expense	44,245	39,953
Stock-based compensation	41,217	41,216
Changes in assets and liabilities:
Accounts receivable	-	150,000
Prepaid expenses	(39,725)	11,716
Deposits	-	(14,694)
Payroll liability	-	33,030
Accounts payable and other payables	(59,945)	-
Change in operating lease liability	(46,086)	(39,920)
Advances from the related party for operating expense	270,613	51,594
Net cash used in operating activities	(4,023)	(27,940)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from Related party	4,978	1,277
Net cash provided by financing activity	4,978	1,277

Net change in cash	955	(26,663)
Cash at beginning of period	13	29,656
Cash at end of period	$968	$2,993

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activities
Stock-based compensation for restricted common shares	$41,217	$41,216

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

April 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd (“the Company”) was incorporated in the State of Nevada on September 6, 2016.  The Company aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high-standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. Through the development of cell medicine, it will become a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. The “GTP Cell Center” is the basis for its business, which is cross-domain in biotechnology, medical treatment, medicine and medical materials, and focuses on the development of cell medical treatment.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of April 30, 2024, the Company had cash of $968, total current assets of $64,307, and total current liabilities of $3,657,091, resulting in a working capital deficit of $3,592,784. The Company incurred a net loss of $216,831 and negative cash flows from operating activities of $4,023 for the three months ended April 30, 2024. The Company also has an accumulated deficit of $4,723,412 as of April 30, 2024.

The Company’s minimal cash balance, recurring operating losses, and significant working capital raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with the SEC on January 31, 2026, have been omitted.

Segment Reporting

The Company operates in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments in financial statements.

The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews consolidated financial information to make operating decisions, allocate resources, and assess performance. The CODM does not evaluate the business on a disaggregated basis, and discrete financial information is not available by product line, service, or geographic location. The CODM evaluates performance based on net loss and cash position.

As a result, the Company has determined that it operates as a single operating and reportable segment. All revenues are generated from a single line of business, and substantially all long-lived assets are located in the United States. Accordingly, no additional segment disclosures are required.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions, that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date the financial statements, and reported amounts of revenues and expenses during the period. Significant estimates include, but are not limited to, stock-based compensation, lease liabilities, allowance for credit losses, and the assessment of the Company’s ability to continue as a going concern. Management bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of April 30, 2024, and January 31, 2024.

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

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the fiscal year ended January 31, 2023, the Company established a reserve for credit losses of $33,632 and recognized an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of April 30, 2024, and January 31, 2024, the allowance for credit losses was $33,632.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit loss accounts for estimated losses that may result from the inability of customers to make required payments.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of April 30, 2024, and January 31, 2024.

	April 30,	January 31,
	2024	2024
Accounts receivable - Gross	$33,632	$33,632
Less: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$-	$-

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the three months ended April 30, 2024, or 2023.

Equipment, Depreciation, Amortization, and Capitalization

Equipment and vehicles are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 3-5 years and vehicle is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicles and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the year ended January 31,2024, the Company recognized impairment of furniture and equipment and computers of $10,449. During the three months ended April 30, 2024 and 2023, the Company recognized depreciation of $2,489 and $3,706, respectively.

As of April 30, 2024, and January 31, 2024, a vehicle and equipment consisted of the following:

	April 30,	January 31,
	2024	2024
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computers	3,471	3,471
	72,997	72,997
Accumulated depreciation	(40,974)	(38,485)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$21,574	$24,063

Accounts Payable

The Company recognizes accounts payable when obligations arise from the receipt of goods and services in the ordinary course of business. Accounts payable are recorded at cost and represent amounts owed to vendors and service providers that are non-interest-bearing and typically settled within standard payment terms.

The Company regularly evaluates accounts payable balances to ensure completeness and accuracy and considers all amounts current unless otherwise specified. Any significant accrued liabilities for services received but not yet invoiced are included in accrued expenses within the balance sheet.

All accounts payable are classified as current liabilities. The Company did not incur any material interest or penalties on past due balances during the periods presented.

As of April 30, 2024, and January 31, 2024, the Company’s accounts payable – related party totaled $2,411,000.

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

More specifically, the Company contracts with its suppliers (“Vendor”) to buy a specific number of stem cells and exosomes at agreed-upon prices. The Company must pay for those stem cells regardless of whether it is able to resell them. A customer (“Buyer”) generally visits the Company’s website searching for available stem cells and exosomes, obtains a price quotation, and places an order with the Company, which then confirms the purchase order, as a contract with that particular Buyer. The Company has discretion in establishing the prices for the stem cells it sells to the Buyer.

The Company obtains control of the stem cell (which it could resell) when stored at a separate/specified liquid nitrogen tank at the Vendor and transfers that product to the Buyer. The common delivery term is Ex Works Warehouse. The Company assists the Buyer in resolving product issues including complaints with the products provided by the Vendor. The Vendor is responsible for fulfilling the obligations associated with the transfer of the stem cell purchased, including coordination with cold chain shipping companies when required. The Company is the principal for the sale of the stem cell to the Buyer and recognizes revenue upon shipment by the Vendor to the Buyer, upon shipping/delivery confirmation. The revenue is recognized on a gross basis. The specified good is a selected type of stem cell, along with the other exosomes provided by the Vendor for the Buyer of that stem cell. The following are indications of control by the Company:

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

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive. For the three months ended April 30, 2024, and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	April 30,
	2024	2023
	Shares	Shares
Unvested restricted common stock	32,972,900	65,945,800

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

The fair value of stock-based grant awards is estimated using the fair value of the Company’s most recent historical transaction with third parties, is arm’s-length and requires management judgment. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency-denominated transactions or balances are included in selling, general and administrative expenses in the statement of operations.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.  The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred.  The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.  Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are generally expensed as incurred and may include certain index-based changes in rent and other non-fixed payments for services provided by the lessor. The Company’s leases do not contain any material residual guarantees or material restrictive covenants.

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

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4 – Related Party Transactions and Balances

Advances from Related Party

During the three months ended April 30, 2024, and 2023, the Company received advances totaling $4,978 and $1,277 from Cheng-Hsiang Kao, the Company’s previous Chief Executive Officer who is also a major shareholder and operating expenses of $270,613 and $51,594 were paid on behalf of the Company. These advances are unsecured, non-interest-bearing, and payable on demand. As of April 30, 2024, and January 31, 2024, the total amount of shareholder advances outstanding was $701,073 and $425,282, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of April 30, 2024. These shareholders are also family members of the Company’s Chairman. As of April 30, 2024, and January 31, 2024, amounts due to this related party totaled $2,411,000 are disclosed in Accounts Payable – related party on the balance sheets.

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the three months ended April 30, 2024, and 2023, the Company did not issue any shares of common stock.

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

Common stock activities for the three months ended April 30, 2024, are summarized as follows:

		Weighted Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Grant Date
	Shares	(Years)	Fair Value

January 31,2024	32,972,900	0.7	$0.005

Vested	-	-	-

April 30, 2024- Expected to Vest	32,972,900	0.4	$0.005

As of April 30, 2024, there was $68,694 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of 0.4 years.

Stock-based compensation recognized for the three months ended April 30, 2024, and 2023 amounted to $41,217 and $41,216, respectively.

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

There are no lease transactions classified as finance leases for the three months ended April 30, 2024.

The table below summarizes the components of operating lease costs related to operating leases for the three months ended April 30, 2024, and 2023.

The components of lease expense were as follows:

	Three Months Ended
	April 30,
	2024	2023
Operating lease cost	$39,995	$39,995
Short-term lease cost	-	14,788
Variable lease cost	10,108	9,197
Total lease cost	$50,103	$63,980

Supplementary information on cash flow and other information for leasing activities for the three months ended April 30, 2024, and 2023 are as follows:

	Three Months Ended
	April 30,
	2024	2023
Cash paid for operating cash flows from operating leases	$48,038	$46,164

Remaining lease term - operating leases (year)	0.25	1.25
Discount rate — operating leases	10.00%	10.00%

Supplemental balance sheet information related to leases consists of:

	April 30,	January 31,
	2024	2024
Operating lease right-of-use asset	$45,407	$89,652

Operating lease liabilities:
Current portion	$47,248	$93,334
Non-current portion	-	-
	$47,248	$93,334

The following table outlines the maturities of our lease liabilities as of April 30, 2024:

Year ending January 31,
2025 (excluding the three months ended April 30, 2024)	$48,038
Thereafter	-
48,038
Less: Imputed interest	(790)
Total	$47,248

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

As of April 30, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of April 30, 2024, through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to various factors, including those described in our filings with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise indicated, references to “we,” “us,” “our,” or “the Company,” mean VitaSpring Biomedical Co., Ltd.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a development-stage biomedical company focused on cell-based technologies for regenerative and preventative health applications. Our business model historically involved sourcing stem cells and exosome products from a related-party vendor and reselling those products to customers.

During the three months ended April 30, 2024, and 2023, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of April 30, 2024, we have not reinitiated revenue-generating operations.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended April 30, 2024, which are included herein.

Our operating results for the three months ended April 30, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

For the three months ended April 30, 2024, compared to the three months ended April 30, 2023

	Three Months ended
	April 30,
	2024	2023	Changes
Revenues	$-	$-	$-
Operating expenses	216,831	304,601	(87,770)
Loss from operations	(216,831)	(304,601)	87,770
Net loss	$(216,831)	$(304,601)	$87,770

Revenue

During the three months ended April 30, 2024, and 2023, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

We had a net loss from operations of $216,831 for the three months ended April 30, 2024, and $304,601 for the three months ended April 30, 2023. The decrease in net loss of $87,770 was due to a reduction in operating expenses of $87,770.

Operating Expenses

The operating expenses for the three months ended April 30, 2024, and 2023 were $216,831 and $304,601, respectively. For the three months ended April 30, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $32,026 and $76,173, stock-based compensation of $41,217 and $41,216, lease expenses of $50,103 and $63,980, depreciation expenses of $2,489 and $3,766, payroll expenses of $84,578 and 41,118 and general and administrative expenses of $6,418 and $78,348, respectively.

Net Loss

For three months ended April 30, 2024, and 2023, we had a net loss of $216,831 and $ 304,601, respectively. Net loss decreased by $87,770, or 28.81%, to $216,831 for the three months ended April 30, 2024, compared with net loss of $304,601 in the three months ended April 30, 2023. The decrease in net loss was due to decrease in operating expenses.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency from April 30, 2024, to January 31, 2024:

	April 30,	January 31,
	2024	2024	Change
Current assets	$64,307	$23,627	$40,680
Current liabilities	$3,657,091	$3,487,531	$169,560
Working capital (deficiency)	$(3,592,784)	$(3,463,904)	$(128,880)

As of April 30, 2024, our current assets were $64,307 and our current liabilities were $3,657,091, which resulted in working capital deficiency of $3,592,784.  As of April 30, 2024, and January 31,2024, current assets were comprised of $968 and $13 in cash, $39,725 and $0 in prepaid expenses and $23,614 and $23,614 in deposits, respectively.

As of April 30, 2024, and January 31,2024, current liabilities were comprised of $ 2,411,000 and $2,411,000 in accounts payable -related party, $279,056 and $339,001 in accounts payable and other payables, $218,714 and $218,714 in income tax payable, $47,248 and $93,334 in operating lease liabilities and $701,073 and $425,482 in advances from related party, respectively.

Our working capital deficiency increased by $128,880, or 3.72%, to $3,592,784 for the three months ended April 30, 2024, compared to working capital deficiency of $3,463,904 as of January 31, 2024. The increase was primarily due to an increase in advances from related party offset by a decrease in accounts payable, operating lease liabilities and an increase in current assets.

The income tax payable balance primarily relates to historical tax liabilities, and no current period income tax expense was recorded due to our net operating loss position and full valuation allowance.

Cash Flow Data

The following table summarizes our cash flows for the three months ended April 30, 2024, and 2023:

	Three Months ended
	April 30,
	2024	2023	Change
Cash used in operating activities	$(4,023)	$(27,940)	$23,917
Cash provided by financing activity	$4,978	$1,277	$3,701
Net change in cash	$955	$(26,663)	$27,618

As of April 30, 2024, we had cash of $968, compared with cash of $13 at January 31, 2024. The increase of approximately $955 was mainly due to cash provided in our financing activities.

We have funded our activities primarily through shareholder advances, which were discretionary and not subject to a written agreement. For the three months ended April 30, 2024, we incurred a net loss of $216,831. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

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

Historically, substantially all of our product inventory was sourced from a single, related-party vendor.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities was $4,023 for the three months ended April 30, 2024, which primarily reflects our net loss of $216,831, adjusted for non-cash items and charges in working capital reduced by depreciation of $2,489, non-cash lease expense of $44,245, stock-based compensation of $41,217, advances from related party for operating expenses of $270,613, and increased by a net change in working capital of $145,756.

Net cash used in operating activities was $27,940 for the three months ended April 30, 2023, primarily due to our net loss of $304,601, reduced by depreciation of $3,766, non-cash lease expense of $39,953, stock-based compensation of $41,216, accounts receivable of $150,000, advances from related party for operating expenses of $51,594  and increased by a net change in working capital of $9,868.The accounts receivable collected during the period related primarily to revenue recognized in 2022.

Cash Flows from Investing Activities

We had no investing activities during the three months ended April 30, 2024, and 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4,978 for the three months ended April 30, 2024, compared to $1,277 for the three months ended April 30, 2023.

During the three months ended April 30, 2024, and 2023, the Company received advances from a related party of $4,978 and $1,277, respectively. We may seek additional equity or debt financing in future periods to support ongoing operations.

We expect to continue to rely on equity financing and, where available, strategic partnerships or grants to meet our capital needs. Our ability to raise additional capital will depend on market conditions, investor interest, and our progress in commercializing our stem-cell and biomedical technologies.

Capital Requirements and Liquidity Outlook

We have incurred losses and negative cash flow from operations. We believe that our current cash resources are not sufficient to fund our operations for the next twelve months without additional financing. To meet our capital needs, we plan to seek additional equity or debt financing and may also pursue strategic partnerships or licensing opportunities. There is no assurance that such financing will be available on favorable terms or at all. If we cannot obtain adequate funding, we may need to delay, scale back, or discontinue some of our business activities.

Going Concern

We evaluate our ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. This evaluation requires us to assess whether conditions or events raise substantial doubt about our ability to meet our obligations as they become due during the twelve months following the issuance of these financial statements.

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of April 30, 2024, we had an accumulated deficit of $4,723,412, a working capital deficiency of $3,592,784, and negative operating cash flow of $4,023, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts.

Off-Balance Sheet Arrangements

As of April 30, 2024, we did not have any off-balance sheet arrangements.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

While existing working capital, together with anticipated financing, is expected to be adequate to fund our operations over the next twelve months, there can be no assurances that it will be adequate. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, but not limited to, stock-based compensation, lease liabilities, and going concern assessment. Our significant accounting policies are described in Note 4 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to fair value of financial instruments.

Significant estimates and assumptions reflected in the financial statements for the quarter ended April 30, 2024, include, but are not limited to:

Allowance for Credit Losses

We evaluate financial assets measured at amortized cost, including accounts receivable, for expected credit losses under ASC 326. The estimate incorporates historical loss experience, current economic conditions, and reasonable and supportable forecasts. Changes in these factors could materially affect the allowance recorded.

Lease Accounting

Under ASC 842, we recognize right-of-use assets and lease liabilities for operating leases. When the implicit rate in a lease is not readily determinable, we estimate an incremental borrowing rate based on available market information and our credit profile. Changes in assumptions regarding discount rates could impact lease liabilities and related expense.

Deferred Tax Assets

We recognize deferred tax assets and liabilities for temporary differences between financial statement carrying amounts and tax bases. We evaluate the realizability of deferred tax assets and record a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. This assessment requires significant judgment regarding future taxable income.

Stock-Based Compensation

We account for equity-based awards under ASC 718. The fair value of equity awards is measured at the grant date and recognized over the requisite service period. The determination of fair value may require management to make assumptions regarding expected term, volatility, and other valuation inputs, as applicable.

Going Concern Assessment

In accordance with ASC 205-40, we evaluate whether conditions or events raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements. This assessment requires management to evaluate liquidity, forecasted cash flows, and the availability of financing or related-party support.

Because these estimates require management judgment, actual results could differ materially from those estimates.

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

As of the end of the fiscal quarter ended April 30, 2024, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of April 30, 2024, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2024, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to strengthening our internal control over financial reporting and remediating the identified material weakness related to insufficient accounting personnel and lack of segregation of duties.

We intend to adopt the following remediation plan subject to funding and retaining the appropriate personnel:

1.	Engagement of External Accounting Support

We intend to engage an independent accounting consultant with SEC reporting experience no later than September 30, 2026. The consultant will assist management with:

•	Review of quarterly and annual financial statements,

•	Technical accounting research and documentation,

•	Preparation and review of SEC filings,

•	Implementation of formalized closing procedures and documentation standards.

2.	Implementation of Formalized Closing and Review Controls

Beginning with the quarter ending September 30, 2026, we intend to implement enhanced month-end and quarter-end closing procedures, including:

•	Standardized account reconciliation templates,

•	Documented supervisory review controls,

•	Checklist-driven SEC filing review procedures,

•	Formal review and approval of journal entries.

3.	Segregation of Duties Enhancement

By January 31, 2027, we intend to establish improved segregation of duties through a combination of:

•	Clearly documented role assignments,

•	Independent review of financial reporting by the external consultant or qualified third party,

•	Enhanced board-level oversight of financial reporting processes.

4.	Ongoing Monitoring and Documentation

We will document the design and implementation of revised controls and evaluate their operating effectiveness over a sufficient period of time prior to concluding that the material weakness has been remediated.

The remediation efforts described above are dependent on our ability to secure adequate financial resources. We do not make any assurances that we will be able to secure the necessary resources to implement the foregoing plan. We expect to substantially complete implementation of these remediation measures by January 31, 2027. However, the material weakness will not be considered remediated until the applicable controls have been designed, implemented, and tested for operating effectiveness over a sustained period.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the three months ended April 30, 2024. As of April 30, 2024, we had cash of $968, total assets of $64,307, total liabilities of $3,657,091, an accumulated deficit of $4,723,412, and a stockholders’ deficit of $3,525,803. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

Our financial statements have been prepared assuming we will continue as a going concern. Management has concluded that substantial doubt exists regarding our ability to continue as a going concern within twelve months from the issuance of our financial statements. Our independent registered public accounting firm has included a going concern explanatory paragraph in prior audit reports.

Based on our current cash position and expected operating expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing. We do not have written agreements with related parties that contractually defer repayment of these obligations.

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

A substantial portion of our liabilities consists of unsecured obligations to related parties and vendors. These obligations may be payable on demand. If creditors demand repayment or decline to extend payment terms, we may be unable to satisfy such obligations when due, which could result in default, litigation, or insolvency proceedings. To date, no formal demand for repayment has been made.

RISKS RELATED TO OUR DEVELOPMENT-STAGE STATUS AND BUSINESS STRATEGY

We have not commenced commercial operations and have no history of revenue generation.

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we have not commenced commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in current period ended April 30,2024 or fiscal year ended January 31, 2024, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

As of April 30, 2024, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $701,073 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

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

Management concluded that our internal control over financial reporting was not effective as of April 30, 2024, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of April 30, 2024, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We are contemplating an uplisting our common stock. Uplisting requires compliance with financial, corporate governance, and market-based criteria, including minimum bid price, stockholders’ equity thresholds, and independent board requirements. Our current financial condition and governance structure may prevent us from meeting such criteria. We may need to effect a reverse stock split to meet minimum bid price requirements, which could adversely affect stockholder value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities for the quarter ended April 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1/31.2*	Certification of Chief Executive Officer and Chief Executive Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

(32)	Section 1350 Certification
32.1/32.2*

Certifications of Chief Executive Officer and Chief Executive Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in Exhibit 101 Inline XBRL Document Set.

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

Date: April 02, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President, Chief Executive Officer, and Principal Financial Officer

