Form 10-Q
period 2024-07-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-04-22
CIK 1697884

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of April 17, 2026 the registrant had 207,030,030 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2024	2024
ASSETS
CURRENT ASSETS
Cash	$5,525	$13
Prepaid expenses	39,725	-
Deposits	-	23,614
Total current assets	45,250	23,627

LONG-TERM ASSETS
Equipment and vehicle, net	19,084	24,063
Operating lease right-of-use asset	-	89,652
Total long-term assets	19,084	113,715

Total assets	$64,334	$137,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	364,433	339,001
Income tax payable	218,714	218,714
Operating lease liabilities (See Note 6 – Lease expiration)	-	93,334
Advances from related party	773,436	425,482
Total current liabilities	3,767,583	3,487,531

Total liabilities	3,767,583	3,487,531

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued.	20,703	20,703
Additional paid-in capital	1,218,122	1,135,689
Accumulated deficit	(4,942,074)	(4,506,581)
Total stockholders' deficit	(3,703,249)	(3,350,189)

Total liabilities and stockholders' deficit	$64,334	$137,342

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	July 31,		July 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	218,662	353,583	435,493	658,184

Loss from operations	(218,662)	(353,583)	(435,493)	(658,184)

Net loss from operations before provision for income taxes	(218,662)	(353,583)	(435,493)	(658,184)
Provision for income tax expense	-	-	-	-
Net loss	$(218,662)	$(353,583)	$(435,493)	$(658,184)

Net loss per share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and six months ended July 31, 2024

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)

Stock-based compensation	-	-	41,217	-	41,217
Net loss	-	-	-	(216,831)	(216,831.00)
Balance, April 30, 2024	207,030,030	$20,703	$1,176,906	$(4,723,412)	$(3,525,803)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(218,662)	(218,662)
Balance, July 31, 2024	207,030,030	$20,703	$1,218,122	$(4,942,074)	$(3,703,249)

For the three and six months ended July 31, 2023

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit
Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(304,601)	(304,601)
Balance, April 30, 2023	207,030,030	$20,703	$1,012,040	$(3,692,620)	$(2,659,877)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(353,583)	(353,583)
Balance, July 31, 2023	207,030,030	$20,703	$1,053,256	$(4,046,203)	$(2,972,244)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended
	July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(435,493)	$(658,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,979	7,531
Non-cash lease expense	89,652	80,912
Stock-based compensation	82,433	82,432
Changes in assets and liabilities:
Accounts receivable	-	250,000
Prepaid expenses	(39,725)	14,818
Deposits	23,614	(14,694)
Accounts payable and other payables	25,432	151,389
Operating lease liability	(93,334)	(80,846)
Advances from related party for operating expense	335,998	138,890
Net cash used in operating activities	(6,444)	(27,752)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	11,956	5,277
Net cash provided by financing activity	11,956	5,277

Net change in cash	5,512	(22,475)
Cash at beginning of period	13	29,656
Cash at end of period	$5,525	$7,181

Supplemental cash flow disclosures:
Income taxes paid	$-	$800
Interest expense paid	$-	$-

Non-cash investing and financing activities
Stock-based compensation for restricted common shares	$82,433	$82,432

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

July 31, 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of July 31, 2024, the Company had cash of $5,525, total current assets of $45,250, and total current liabilities of $3,767,583, resulting in a working capital deficit of $3,722,333. The Company incurred a net loss of $435,493 and negative cash flows from operating activities of $6,444 for the six months ended July 31, 2024. The Company also has an accumulated deficit of $4,942,074 as of July 31, 2024.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K filed with the SEC on March 12, 2026, have been omitted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant estimates include, but are not limited to, stock-based compensation, lease liabilities, allowance for credit losses, and the assessment of the Company’s ability to continue as a going concern. Management bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of July 31, 2024, and January 31, 2024.

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

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the fiscal year ended January 31, 2023, the Company established a reserve for credit losses of $33,632 and recognized an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of July 31, 2024, and January 31, 2024, the allowance for credit losses was $33,632. The Company does not expect to collect these balances and has fully reserved the related receivables.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit loss accounts for estimated losses that may result from the inability of customers to make required payments.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of July 31, 2024, and January 31, 2024.

	July 31,	January 31,
	2024	2024
Accounts receivable - Gross	$33,632	$33,632
Less: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$-	$-

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the three and six months ended July 31, 2024, or 2023.

Equipment, Depreciation, Amortization, and Capitalization

Equipment and vehicles are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 3-5 years and vehicle is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicles and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the year ended January 31, 2024, the Company recognized impairment of furniture and equipment and computers of $10,449. During the three months ended July 31, 2024 and 2023, the Company recognized depreciation of $2,490 and $3,765, respectively. During the six months ended July 31, 2024 and 2023, the Company recognized depreciation of $4,979 and $7,531, respectively.

As of July 31, 2024, and January 31, 2024, a vehicle and equipment consisted of the following:

	July 31,	January 31,
	2024	2024
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computers	3,471	3,471
	72,997	72,997
Accumulated depreciation	(43,464)	(38,485)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$19,084	$24,063

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

As of July 31, 2024, and January 31, 2024, the Company’s accounts payable – related party totaled $2,411,000.

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

The Company adopted this guidance and is now required to recognize the effect of income tax positions only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized.  Additionally, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first financial reporting period in which that threshold is no longer met. Changes in recognition or measurement will be reflected in the period in which the change in judgment occurs.

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

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive. For the three and six months ended July 31, 2024, and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

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

Note 4 – Related Party Transactions and Balances

Advances from Related Party

During the six months ended July 31, 2024, and 2023, the Company received cash advances totaling $11,956 and $5,277, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, a related party paid operating expenses on behalf of the Company totaling $335,998 and $138,890, respectively. Amounts paid on behalf of the Company are recorded as non-cash financing activities. These advances are unsecured, non-interest-bearing, and payable on demand. As of July 31, 2024, and January 31, 2024, total advances outstanding were $773,436 and $425,482, respectively.

Due to Related Party

The Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of July 31, 2024. These shareholders are also family members of the Company’s Chairman. As of July 31, 2024, and January 31, 2024, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the three and six months ended July 31, 2024, and 2023, the Company did not issue any shares of common stock.

Stock-based compensation

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the stock-based compensation plan, the Company may grant Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU”).  ISO and NSO are granted under service conditions.  RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator in its discretion.  Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period.  Stock options granted to non-employees generally vest over a one-year period.

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

Common stock activities for the six months ended July 31, 2024, are summarized as follows:

	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value

January 31, 2024	32,972,900	0.7	$0.005

Vested	-	-	-

July 31, 2024 - Expected to Vest	32,972,900	0.2	$0.005

As of July 31, 2024, there was $27,478 of unrecognized compensation cost related to non-vested stock-based awards, to be recognized over a weighted average period of 0.2 years.

Stock-based compensation recognized for the three months ended July 31, 2024, and 2023 amounted to $41,216 and $41,216, respectively. Stock-based compensation recognized for the six months ended July 31, 2024, and 2023 amounted to $82,433 and $82,432, respectively.

Note 6 – OPERATING LEASES

In July 2021, the Company entered into a non-cancelable operating lease for an office facility in Irvine, California.  The lease agreement required 36 monthly lease payments that range from $14,796 to $16,013 per month.  The lease commenced in August 2021 and expired in July 2024. The lease had a remaining lease term of less than three years, with no options to extend. The Company elected not to renew the lease. As of July 31, 2024, the lease had expired and no right-of-use asset or lease liability remained on the balance sheet.

There are no lease transactions classified as finance leases for the six months ended July 31, 2024.

The table below summarizes the components of operating lease costs related to operating leases for the three and six months ended July 31, 2024, and 2023.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Operating lease cost	$39,996	$39,996	$79,991	$79,991
Short-term lease cost	-	21,927	-	36,715
Variable lease cost	15,072	10,542	25,180	19,739
Total lease cost	$55,068	$72,465	$105,171	$136,445

Supplementary information on cash flow and other information for leasing activities for the six months ended July 31, 2024, and 2023 are as follows:

	Six Months Ended
	July 31,
	2024	2023
Cash paid for operating cash flows from operating leases	$96,075	$92,327
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$-

Remaining lease term - operating leases (year)	0.00	1.00
Discount rate — operating leases	10.00%	10.00%

Supplemental balance sheet information related to leases consists of:

	July 31,	January 31,
	2024	2024
Operating lease right-of-use asset	$-	$89,652

Operating lease liabilities:
Current portion	$-	$93,334
Non-current portion	-	-
	$-	$93,334

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

As of July 31, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of July 31, 2024, through the date the financial statements were issued.

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

During the six months ended July 31, 2024, and 2023, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of July 31, 2024, we have not reinitiated revenue-generating operations.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended July 31, 2024, which are included herein.

Our operating results for the three months ended July 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

For the three months ended July 31, 2024, compared to the three months ended July 31, 2023

	July 31,
	2024	2023	Changes
Revenues	$-	$-	$-
Operating expenses	218,662	353,583	(134,921)
Income (loss) from operations	(218,662)	(353,583)	134,921
Net income (loss)	$(218,662)	$(353,583)	$134,921

Revenue

During the three months ended July 31, 2024, and 2023, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

For the three months ended July 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $61,004 and $78,945, stock-based compensation of $41,216 and $41,216, lease expenses of $50,103 and $72,465, payroll expenses of $51,838 and $78,883, depreciation of $2,489 and $3,766, and general and administrative expenses of $12,012 and $78,449, respectively.

Net Loss

We had a net loss from operations of $218,662 for the three months ended July 31, 2024, and $353,583 for the three months ended July 31, 2023. The decrease in net loss of $134,921 was primarily due to lower operating expenses, including reductions in professional fees, payroll, and general and administrative costs.

For the six months ended July 31, 2024, compared to the six months ended July 31, 2023

	Six Months ended
	July 31,
	2024	2023	Changes
Revenues	$-	$-	$-
Operating expenses	435,493	658,184	(222,691)
Income (loss) from operations	(435,493)	(658,184)	222,691
Net income (loss)	$(435,493)	$(658,184)	$222,691

Revenue

During the six months ended July 31, 2024, and 2023, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

For the six months ended July 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $95,860 and $160,792, stock-based compensation of $82,433 and $82,432, lease expenses of $107,732 and $136,445, depreciation expenses of $4,979 and $7,531, payroll expenses of $136,686 and $150,169 and general and administrative expenses of $7,803 and $120,815, respectively.

Net Loss

We had a net loss from operations of $435,493 for the six months ended July 31, 2024, and $658,184 for the six months ended July 31, 2023. The decrease in net loss of $222,691 was due to a reduction in operating expenses of $222,691.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency from July 31, 2024, to January 31, 2024:

	July 31,	January 31,
	2024	2024	Change
Current assets	$45,250	$23,627	$21,623
Current liabilities	$3,767,583	$3,487,531	$280,052
Working capital deficiency	$(3,722,333)	$(3,463,904)	$(258,429)

As of July 31, 2024, and January 31, 2024, current assets were comprised of $5,525 and $13 in cash, $39,725 and $0 in prepaid expenses and $0 and $23,614 in deposits, respectively.

As of July 31, 2024, and January 31, 2024, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $364,433 and $339,001 in accounts payable and other payables, $218,714 and $218,714 in income tax payable, $0 and $93,334 in operating lease liabilities and $773,436 and $425,482 in advances from related party, respectively.

Our working capital deficiency increased by $258,429, or 7.46%, to $3,722,333 as of July 31, 2024, compared to working capital deficiency of $3,463,904 as of January 31, 2024. The increase was primarily due to an increase in advances from related party and accounts payable and other payables, offset by a decrease in operating lease liabilities and an increase in current assets. Advances paid directly by related parties on behalf of the Company for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities.

The income tax payable balance primarily relates to historical tax liabilities, and no current period income tax expense was recorded due to our net operating loss position and full valuation allowance.

Cash Flow Data

The following table summarizes our cash flows for the six months ended July 31, 2024, and 2023:

	Six Months ended
	July 31,
	2024	2023	Change
Cash used in operating activities	$(6,444)	$(27,752)	$21,308
Cash provided by financing activity	$11,956	$5,277	$6,679
Net change in cash	$5,512	$(22,475)	$27,987

As of July 31, 2024, we had cash of $5,525, compared with cash of $13 at January 31, 2024. The increase of $5,512 was mainly due to cash provided in our financing activities.

We have funded our activities primarily through shareholder advances, which were discretionary and not subject to a written agreement. For the six months ended July 31, 2024, we incurred a net loss of $435,493. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

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

Cash Flows from Operating Activities

Net cash used in operating activities of $6,444 for the six months ended July 31, 2024 compared to $27,752 for the six months ended July 31, 2023.

For the six months ended July 31, 2024, net cash used in operating activities was primarily driven by a net loss of $435,493, partially offset by non-cash adjustments, including $82,433 of stock-based compensation, $89,652 of non-cash lease expense, and $4,979 of depreciation expense. Changes in working capital provided a net source of cash of approximately $251,985, primarily due to increases in advances from related parties for operating expenses of $335,998 and increased in accounts payable and other payables of $25,432, partially offset by an increase of prepaid expenses of $39,725 and a decrease in operating lease liabilities of $93,334 following the expiration of the Company’s lease.

For the six months ended July 31, 2023, net cash used in operating activities was primarily attributable to a net loss of $658,184, partially offset by non-cash items, including $82,432 of stock-based compensation, $80,912 of non-cash lease expense, and $7,531 of depreciation. Changes in working capital provided a net source of cash of approximately $459,557, primarily driven by a reduction in accounts receivable of $250,000, increases in accounts payable and other payables of $151,389, and advances from related parties for operating expenses of $138,890, partially offset by increases in deposits and other working capital items.

The decrease in net cash used in operating activities for the six months ended July 31, 2024, as compared to the prior year period, was primarily attributable to a reduction in net loss and changes in working capital, including increased reliance on related-party support to fund operating expenses.

Cash Flows from Investing Activities

We had no investing activities during the six months ended July 31, 2024, and 2023.

Cash Flows from Financing Activities

We had financing inflow of $11,956 from advances from related parties in the six months ended July 31, 2024.

We had financing inflow of $5,277 from advances from related parties in the six months ended July 31, 2023.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of July 31, 2024, we had an accumulated deficit of $4,942,074, a working capital deficiency of $3,722,333, and negative operating cash flow of $6,444, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts.

Off-Balance Sheet Arrangements

As of July 31, 2024, we did not have any off-balance sheet arrangements.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

While existing working capital and anticipated financing sources may provide limited support for our operations, our current cash resources are not sufficient to fund our operations over the next twelve months without additional financing. We will require additional capital to continue operations and execute our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all. If we are unable to obtain adequate funding, we may be required to delay, scale back, or discontinue certain or all of our operations.

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, but not limited to, stock-based compensation, lease liabilities, and going concern assessment. Our significant accounting policies are described in Note 3 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to stock-based compensation, lease accounting, and going concern assessment.

Significant estimates and assumptions reflected in the financial statements for the quarter ended July 31, 2024, include, but are not limited to:

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

As of the end of the fiscal quarter ended July 31, 2024, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of July 31, 2024, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

We intend to adopt the following remediation plan subject to funding and retaining the appropriate personnel:

1.	Engagement of External Accounting Support

We intend to begin implementation during fiscal 2026, subject to available resources. We intend for the consultant to assist management with:

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

The remediation efforts described above are dependent on our ability to secure adequate financial resources. We do not make any assurances that we will be able to secure the necessary resources to implement the foregoing plan. We expect to substantially complete implementation of these remediation measures by January 31, 2027. However, the material weakness will not be considered remediated until the applicable controls have been designed, implemented, and tested for operating effectiveness over a sustained period. Since management has not yet completed testing of these remediation measures, it cannot conclude that the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the six months ended July 31, 2024. As of July 31, 2024, we had cash of $5,525, total assets of $64,334, total liabilities of $3,767,583, an accumulated deficit of $4,942,074, and a stockholders’ deficit of $3,703,249. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we have not commenced commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in the current period ended July 31, 2024 or fiscal year ended January 31, 2024, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

As of July 31, 2024, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $773,436 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

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

Management concluded that our internal control over financial reporting was not effective as of July 31, 2024, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of July 31, 2024, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We are contemplating an uplisting of our common stock. Uplisting requires compliance with financial, corporate governance, and market-based criteria, including minimum bid price, stockholders’ equity thresholds, and independent board requirements. Our current financial condition and governance structure may prevent us from meeting such criteria. We may need to effect a reverse stock split to meet minimum bid price requirements, which could adversely affect stockholder value.

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

We did not issue any equity securities for the quarter ended July 31, 2024.

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

VITASPRING BIOMEDICAL CO., LTD.

Date: April 22, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President, Chief Executive Officer, and Principal Financial Officer

