Form 10-Q
period 2024-10-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-05-06
CIK 1697884

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

☐ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of April 23, 2026 the registrant had 207,030,030 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD

BALANCE SHEETS

(Unaudited)

	October 31	January 31,
	2024	2024
ASSETS
CURRENT ASSETS
Cash	$2,062	$13
Prepaid expenses	39,725	-
Deposits	-	23,614
Total current assets	41,787	23,627

LONG-TERM ASSETS
Equipment and vehicle, net	16,595	24,063
Operating lease right-of-use asset	-	89,652
Total long-term assets	16,595	113,715

Total assets	$58,382	$137,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	445,951	339,001
Income tax payable	297,079	218,714
Operating lease liabilities	-	93,334
Advances from related party	776,415	425,482
Total current liabilities	3,930,445	3,487,531

Total liabilities	3,930,445	3,487,531

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued.	20,703	20,703
Additional paid-in capital	1,245,600	1,135,689
Accumulated deficit	(5,138,366)	(4,506,581)
Total stockholders' deficit	(3,872,063)	(3,350,189)

Total liabilities and stockholders' deficit	$58,382	$137,342

See the accompanying Notes, which are an integral part of this unaudited financial statement.

F - 1

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	October 31		October 31
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	196,292	234,980	631,785	893,164

Loss from operations	(196,292)	(234,980)	(631,785)	(893,164)

Net loss from operations before provision for income taxes	(196,292)	(234,980)	(631,785)	(893,164)
Provision for income tax expense	-	-	-	-
Net loss	$(196,292)	$(234,980)	$(631,785)	$(893,164)

Net loss per share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

F - 2

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and nine months ended October 31, 2024

	Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)

Stock-based compensation	-	-	41,217	-	41,217
Net loss	-	-	-	(216,831)	(216,831.00)
Balance, April 30, 2024	207,030,030	$20,703	$1,176,906	$(4,723,412)	$(3,525,803)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(218,662)	(218,662)
Balance, July 31, 2024	207,030,030	$20,703	$1,218,122	$(4,942,074)	$(3,703,249)

Stock-based compensation	-	-	27,478		27,478
Net loss	-	-	-	(196,292)	(196,292)
Balance, October 31, 2024	207,030,030	$20,703	$1,245,600	$(5,138,366)	$(3,872,063)

For the three and nine months ended October 31, 2023

	Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit
Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(304,601)	(304,601)
Balance, April 30, 2023	207,030,030	$20,703	$1,012,040	$(3,692,620)	$(2,659,877)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(353,583)	(353,583)
Balance, July 31, 2023	207,030,030	$20,703	$1,053,256	$(4,046,203)	$(2,972,244)

Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(234,980)	(234,980.00)
Balance, October 31, 2023	207,030,030	$20,703	$1,094,472	$(4,281,183)	$(3,166,008)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

F - 3

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended
	October 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(631,785)	$(893,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,468	11,297
Non-cash lease expense	89,652	122,918
Stock-based compensation	109,911	123,648
Changes in assets and liabilities:
Accounts receivable	-	320,000
Prepaid expenses	(39,725)	22,058
Deposits	23,614	(14,694)
Accounts payable and other payables	106,950	261,444
Change in operating lease liability	(93,334)	(124,694)
Income tax payable	78,365	-
Advances from related party for operating expense	335,999	138,890
Net cash used in operating activities	(12,885)	(32,297)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	14,934	5,277
Net cash provided by financing activity	14,934	5,277

Net change in cash	2,049	(27,020)
Cash at beginning of period	13	29,656
Cash at end of period	$2,062	$2,636

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activities
Stock-based compensation for restricted common shares	$109,911	$123,648

See the accompanying Notes, which are an integral part of this unaudited financial statement.

F - 4

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

October 31, 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of October 31, 2024, the Company had cash of $2,062, total current assets of $41,787, and total current liabilities of $3,930,445, resulting in a working capital deficit of $3,888,658. The Company incurred a net loss of $631,785 and negative cash flows from operating activities of $12,885 for the nine months ended October 31, 2024. The Company also has an accumulated deficit of $5,138,366 as of October 31, 2024.

The Company’s minimal cash balance, recurring operating losses, and significant working capital raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Based on current cash resources of $2,062 as of October 31, 2024, management estimates that the Company’s existing cash is sufficient to fund operations for less than one month without additional financing. In addition, a substantial portion of the Company’s liabilities, including related-party payables and advances, are unsecured, non-interest-bearing, and payable on demand. The Company does not have formal repayment agreements in place, and if such obligations were called, the Company would not have sufficient liquidity to satisfy them.

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

F - 5

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

The Company operates as a single operating and reportable segment. While the Company has not generated revenue during the periods presented, its historical operations were conducted within a single line of business, and substantially all long-lived assets are located in the United States. Accordingly, no additional segment disclosures are required.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of October 31, 2024, and January 31, 2024.

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

Accounts deemed uncollectible are written off against the allowance when collection efforts have been exhausted. For the fiscal year ended January 31, 2023, the Company established a reserve for credit losses of $33,632 and recognized an equivalent amount as bad debt expense. The reserve was based on outstanding accounts receivable from customers who had ceased operations, filed for bankruptcy, or exhibited significant financial difficulties. As of October 31, 2024, and January 31, 2024, the allowance for credit losses was $33,632. The Company does not expect to collect these balances and has fully reserved the related receivables.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit loss accounts for estimated losses that may result from the inability of customers to make required payments.

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of October 31, 2024, and January 31, 2024.

	October 31,	January 31,
	2024	2024
Accounts receivable - Gross	$33,632	$33,632
Less: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$-	$-

The Company has elected to maintain a full allowance against these balances rather than writing them off, as certain legal or recovery rights may still exist. However, no collection is expected.

F - 6

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the three and nine months ended October 31, 2024, or 2023.

Equipment, Depreciation, Amortization, and Capitalization

Equipment and vehicles are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 3-5 years and vehicle is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicles and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the year ended January 31, 2024, the Company recognized impairment of furniture and equipment and computers of $10,449. During the three months ended October 31, 2024 and 2023, the Company recognized depreciation of $2,489 and $3,766, respectively. During the nine months ended October 31, 2024 and 2023, the Company recognized depreciation of $7,468 and $11,297, respectively.

As of October 31, 2024, and January 31, 2024, a vehicle and equipment consisted of the following:

	October 31,	January 31,
	2024	2024
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computers	3,471	3,471
	72,997	72,997
Accumulated depreciation	(45,953)	(38,485)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$16,595	$24,063

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

As of October 31, 2024, and January 31, 2024, the Company’s accounts payable – related party totaled $2,411,000.

F - 7

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The Company did not generate any revenue during the three and nine months ended October 31, 2024 and 2023 has does not currently have active revenue-generating operations.

Prior to the suspension of commercial operations, the Company’s business model involved sourcing stem cells and exosome products from third-party vendors and reselling such products to customers. Under this historical model, the Company evaluated revenue recognition under ASC 606 and determined that it acted as principal in such arrangements.

Historically, the Company obtains control of the stem cell (which it could resell) when stored at a separate/specified liquid nitrogen tank at the Vendor and transfers that product to the Buyer. The common delivery term is Ex Works Warehouse. The Company assists the Buyer in resolving product issues including complaints with the products provided by the Vendor. The Vendor is responsible for fulfilling the obligations associated with the transfer of the stem cell purchased, including coordination with cold chain shipping companies when required. The Company is the principal for the sale of the stem cell to the Buyer and recognizes revenue upon shipment by the Vendor to the Buyer, upon shipping/delivery confirmation. The revenue is recognized on a gross basis. The specified good is a selected type of stem cell, along with the other exosomes provided by the Vendor for the Buyer of that stem cell. The following are indications of control by the Company:

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

Cost of Goods Sold

The Company did not incur any cost of goods sold during the three and nine months ended October 31, 2024 and 2023, as it did not have active revenue-generating operations. Historically, cost of goods sold consisted of product acquisition costs and related expenses associated with the purchase and delivery of stem cells and exosome products.

F - 8

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

The income tax payable balance of $297,079 as of October 31, 2024 primarily relates to historical tax liabilities incurred in prior periods. No current period income tax expense has been recorded due to the Company’s net operating loss position and full valuation allowance. The Company is evaluating potential settlement or payment arrangements with applicable taxing authorities. Penalties and interest may continue to accrue until such liabilities are resolved.

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

F - 9

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive. For the three and nine months ended October 31, 2024, and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	2024	2023
	Shares	Shares
Unvested restricted common stock	-	65,945,800

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

F - 10

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

Note 4 – Related Party Transactions and Balances

Advances from Related Party

During the nine months ended October 31, 2024, and 2023, the Company received cash advances totaling $14,934 and $5,277, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, a related party paid operating expenses on behalf of the Company totaling $335,998 and $138,890, respectively. Amounts paid on behalf of the Company are recorded as non-cash financing activities. These advances are unsecured, non-interest-bearing, and payable on demand. As of October 31, 2024, and January 31, 2024, total advances outstanding were $776,415 and $425,482, respectively.

Due to Related Party

In prior years, the Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of October 31, 2024. These shareholders are also family members of the Company’s Chairman. As of October 31, 2024, and January 31, 2024, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

The Company does not have written agreements governing the repayment terms of related-party balances. These obligations are unsecured, non-interest-bearing, and payable on demand. No assurances can be provided that related parties will continue to provide financial support or refrain from demanding repayment. The Company has not adopted a formal related-party transaction policy, and all such transactions are approved by management. These related-party relationships and financial dependencies are further discussed under “Risk Factors–Risk Related to Related-Party Transactions and Conflicts of Interest.”

F - 11

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the three and nine months ended October 31, 2024, and 2023, the Company did not issue any shares of common stock.

Stock-based compensation

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the stock-based compensation plan, the Company may grant Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU”).  ISO and NSO are granted under service conditions.  RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator in its discretion.  Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period.  Stock options granted to non-employees generally vest over a one-year period. The fair value of stock-based awards is based on historical third-party transactions involving the Company’s common stock. Management believes these transactions represent arm’s-length pricing; however, no independent valuation was obtained

Valuation of Stock-Based Compensation

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

Common stock activities for the nine months ended October 31, 2024, are summarized as follows:

		Weighted
		Average Remaining	Weighted Average
	Number of Shares	Contractual Life (Years)	Grant Date Fair Value

January 31, 2024	32,972,900	0.7	$0.005

Vested	32,972,900	-	0.005

October 31, 2024 - Expected to Vest	-	-	$-

F - 12

As of October 31, 2024, all stock-based compensation cost related to non-vested awards had been fully recognized, and there was no remaining unrecognized compensation cost.

Stock-based compensation recognized for the three months ended October 31, 2024, and 2023 amounted to $27,478 and $41,216, respectively.

Stock-based compensation recognized for the nine months ended October 31, 2024, and 2023 amounted to $109,911 and $123,648, respectively.

Note 6 – OPERATING LEASES

In July 2021, the Company entered into a non-cancelable operating lease for an office facility in Irvine, California.  The lease agreement required 36 monthly lease payments ranging from $14,796 to $16,013 per month.  The lease commenced in August 2021 and expired in July 2024. The lease had a remaining lease term of less than three years, with no options to extend. The Company elected not to renew the lease. As of October 31, 2024, the lease had expired and no right-of-use asset or lease liability remained on the balance sheet. The Company has no remaining lease obligations or contingencies.

There are no lease transactions classified as finance leases for the nine months ended October 31, 2024.

The table below summarizes the components of operating lease costs related to operating leases for the three and nine months ended October 31, 2024, and 2023.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Operating lease cost	$-	$39,995	$79,991	$119,986
Short-term lease cost	-	-	-	36,715
Variable lease cost	-	12,186	25,180	31,925
Total lease cost	$-	$52,181	$105,171	$188,626

Supplementary information on cash flow and other information for leasing activities for the nine months ended October 31, 2024, and 2023 are as follows:

	Nine Months Ended
	October 31,
	2024	2023
Cash paid for operating cash flows from operating leases	$96,075	$140,365
Right-of-use asset obtained in exchange for new operating lease liabilities	$-	$-

Remaining lease term - operating leases (year)	0.00	0.75
Discount rate — operating leases	10.00%	10.00%

F - 13

Supplemental balance sheet information related to leases consists of:

	October 31,	January 31,
	2024	2024
Operating lease right-of-use asset	$-	$89,652

Operating lease liabilities:
Current portion	$-	$93,334
Non-current portion	-	-
	$-	$93,334

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

As of October 31, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of October 31, 2024, through the date the financial statements were issued.

F - 14

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

During the nine months ended October 31, 2024, and 2023, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of October 31, 2024, we have not reinitiated revenue-generating operations.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended October 31, 2024, which are included herein.

Our operating results for the three months ended October 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

For the three months ended October 31, 2024, compared to the three months ended October 31, 2023

	October 31
	2024	2023	Changes
Revenues	$-	$-	$-
Operating expenses	196,292	234,980	(38,688)
Loss from operations	(196,292)	(234,980)	38,688
Net loss	$(196,292)	$(234,980)	$38,688

Revenue

During the three months ended October 31, 2024, and 2023, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

For the three months ended October 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $26,357 and $70,988, stock-based compensation of $27,478 and $41,216, lease expenses of $0 and $52,181, payroll expenses of $57,812 and $34,725, depreciation of $2,489 and $3,765, and general and administrative expenses of $109,633 and $125,500, respectively.

Net Loss

We had a net loss from operations of $196,292 for the three months ended October 31, 2024, and $234,980 for the three months ended October 31, 2023. The decrease in net loss of $38,688 was primarily due to lower operating expenses, including reductions in professional fees, payroll, and general and administrative costs.

For the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023

	October 31
	2024	2023	Changes
Revenues	$-	$-	$-
Operating expenses	631,785	893,164	(261,379)
Loss from operations	(631,785)	(893,164)	261,379
Net loss	$(631,785)	$(893,164)	$261,379

Revenue

During the nine months ended October 31, 2024, and 2023, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

For the nine months ended October 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $116,707 and $220,005, stock-based compensation of $109,911 and $123,329, lease expenses of $105,170 and $151,910, payroll expenses of $194,229 and $118,421, depreciation of $7,467 and $11,297, and general and administrative expenses of $313,380 and $543,441, respectively.

Net Loss

We had a net loss from operations of $631,785 for the nine months ended October 31, 2024, and $893,164 for the nine months ended October 31, 2023. The decrease in net loss of $261,379 was due to a reduction in operating expenses of $261,379.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency from January 31, 2024 to October 31, 2024.

	October 31	January 31,
	2024	2024	Change
Current assets	$41,787	$23,627	$18,160
Current liabilities	$3,930,445	$3,487,531	$442,914
Working capital (deficiency)	$(3,888,658)	$(3,463,904)	$(424,754)

As of October 31, 2024, and January 31, 2024, current assets were comprised of $2,062 and $13 in cash, $39,725 and $0 in prepaid expenses and $0 and $23,614 in deposits, respectively.

As of October 31, 2024, and January 31, 2024, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $445,951 and $339,001 in accounts payable and other payables, $297,079 and $218,714 in income tax payable, $0 and $93,334 in operating lease liabilities and $776,415 and $425,482 in advances from related party, respectively.

Our working capital deficiency increased by $424,754, or 12.26%, to $3,888,658 as of October 31, 2024, compared to working capital deficiency of $3,463,904 as of January 31, 2024. The increase was primarily due to an increase in advances from related party and accounts payable and other payables, offset by a decrease in operating lease liabilities and an increase in current assets. Advances paid directly by related parties on behalf of the Company for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of the Company’s liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms. Given the Company’s current financial condition, there can be no assurance that the Company will be able to continue operations absent additional capital. The Company may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance primarily relates to historical tax liabilities, and no current period income tax expense was recorded due to our net operating loss position and full valuation allowance.

Cash Flow Data

The following table summarizes our cash flows for the nine months ended October 31, 2024, and 2023:

	Nine Months ended
	October 31
	2024	2023	Change
Cash used in operating activities	$(12,885)	$(32,297)	$19,412
Cash provided by financing activity	$14,934	$5,277	$9,657
Net change in cash	$2,049	$(27,020)	$29,069

As of October 31, 2024, we had cash of $2,062, compared with cash of $13 at January 31, 2024. The increase of $2,049 was mainly due to cash provided in our financing activities.

We have funded our activities primarily through shareholder advances, which were discretionary and not subject to a written agreement. For the nine months ended October 31, 2024, we incurred a net loss of $631,785. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

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

Cash Flows from Operating Activities

Net cash used in operating activities of $12,885 for the nine months ended October 31, 2024 reflects our net loss adjusted for non-cash items, including an increase of $7,468 in depreciation, non-cash lease expense of $89,652, and stock-based compensation of $109,911, as well as changes in operating assets and liabilities.

Cash used in operating activities of $32,297 for the nine months ended October 31, 2023, reflected primarily our net loss of $893,164, increased by depreciation of $11,297, non-cash lease expense of $122,918 and stock-based compensation of $123,648, and a change in assets and liabilities of $603,004.

Cash Flows from Investing Activities

We had no investing activities during the nine months ended October 31, 2024, and 2023.

Cash Flows from Financing Activities

We had financing inflow of $14,934 from advances from related parties in the nine months ended October 31, 2024.

We had financing inflow of $5,277 from advances from related parties in the nine months ended October 31, 2023.

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

Going Concern

We evaluate our ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. This evaluation requires us to assess whether conditions or events raise substantial doubt about our ability to meet our obligations as they become due during the twelve months following the issuance of these financial statements. As discussed in Note 2 to the financial statements, the Company has limited liquidity and substantial obligations that may be payable on demand.

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of October 31, 2024, we had an accumulated deficit of $5,138,366, a working capital deficiency of $3,888,658, and negative operating cash flow of $12,885, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of October 31, 2024, we did not have any off-balance sheet arrangements.

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

Significant estimates and assumptions reflected in the financial statements for the quarter ended October 31, 2024, include, but are not limited to:

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

Going Concern Assessment

In accordance with ASC 205-40, we evaluate whether conditions or events raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements. This assessment requires management to evaluate liquidity, forecasted cash flows, and the availability of financing or related-party support. As discussed in Note 2 to the financial statements, the Company has limited liquidity and substantial obligations that may be payable on demand.

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

As of the end of the fiscal quarter ended October 31, 2024, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of October 31, 2024, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2024, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

The remediation efforts described above are dependent on our ability to secure adequate financial resources. We do not make any assurances that we will be able to secure the necessary resources to implement the foregoing plan. We expect to begin implementing remediation measures during fiscal 2026 and to make reasonable progress over the following twelve months, subject to available financial resources. However, the material weakness will not be considered remediated until the applicable controls have been designed, implemented, and tested for operating effectiveness over a sustained period. Since management has not yet completed testing of these remediation measures, it cannot conclude that the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2024, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the nine months ended October 31, 2024. As of October 31, 2024, we had cash of $2,062, total assets of $58,382, total liabilities of $3,930,445, an accumulated deficit of $5,138,366, and a stockholders’ deficit of $3,872,063. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

RISKS RELATED TO OUR DEVELOPMENT-STAGE STATUS AND BUSINESS STRATEGY

We are not currently conducting commercial operations but we have had a history of revenue generation.

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we are not currently conducting commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in the current period ended October 31, 2024 or fiscal year ended January 31, 2024, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

As of October 31, 2024, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $776,415 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

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

Management concluded that our internal control over financial reporting was not effective as of October 31, 2024, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of October 31, 2024, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We did not issue any equity securities for the quarter ended October 31, 2024.

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

VITASPRING BIOMEDICAL CO., LTD.

Date: May 6, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President, Chief Executive Officer, and Principal Financial Officer

