Form 10-K
period 2025-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-06-08
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-216645

VITASPRING BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1836726
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

5225 Canyon Crest Drive, Suite 71-825, Riverside, CA	92507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 202-9235

 Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

None

(Title of class)

None

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of July 31, 2024, the aggregate market value of the registrant’s voting and non-voting common stock equity held by non-affiliates could not be reliably determined because the common stock was thinly traded and there was limited publicly available information regarding non-affiliate holdings. There were 154,730,010 shares held by non-affiliates as of that date.

As of June 1, 2026, the registrant had 207,030,030 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (this “Report”) is being filed after its original due date. We are working to regain full compliance with our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as otherwise indicated, all information contained in this Report is presented as of January 31, 2025.

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

PART I

Item 1. Business.

Overview

VitaSpring Biomedical Co. Ltd. (“VitaSpring,” the “Company,” “we,” “us,” or “our”), formerly known as Shemn Corp., was incorporated in the State of Nevada on September 6, 2016. We are a development-stage biomedical company engaged in the research, development, and commercialization of products that promote wellness and a healthy lifestyle. We began operations in 2019 and underwent a change of ownership effective January 21, 2020, resulting in a new management team and strategic direction. In connection with this ownership change, we filed a Certificate of Amendment to our Articles of Incorporation to change our corporate name to VitaSpring Biomedical Co. Ltd., which became effective on April 21, 2020, following clearance by the Financial Industry Regulatory Authority (“FINRA”). Our fiscal year end is January 31.

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

Recent Developments

Under new management, we have successfully transitioned proprietary patent technologies into mass-production know-how focused on allogeneic mesenchymal stem cell (MSC) processing derived from the maternal placenta. Management believes that internally reported testing has indicated materially higher exosome concentration levels compared with certain conventional MSC cultures; however, these findings have not been independently validated or reviewed by regulatory authorities. Leveraging this know-how, we intend to pursue development of a stem cell bank designed to operate in compliance with applicable FDA regulations.

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

The scientific and technical descriptions contained in this Report are based primarily on historical research, know-how, and information provided by affiliated research collaborators and former management. We have not independently conducted material validation studies or incurred significant research and development expenditures during the periods presented. We are currently not conducting any research and the discussion below is based on historical information.

Our Research and Technology

The following descriptions are based on preliminary internal observations and historical research data that have not been independently validated or reviewed by regulatory authorities.

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

Once we begin our research, it will be deemed in the early development stage. We have not yet completed the scientific testing or received the approvals that would be needed to sell any medical or consumer products. Any future products or treatments based on our technology would require review and authorization by the U.S. Food and Drug Administration (FDA) or similar agencies in other countries before they could be offered for sale.

Research and Development

Overview

We did not conduct any research and development (“R&D”) activities or incur R&D expenses during the fiscal years ended January 31, 2025, and 2024. However, we plan to explore and implement R&D programs in the future once sufficient funding becomes available. Our objective is to advance proprietary cell-based biomedical technologies, including our X.msc mesenchymal stem-cell platform and exosome-based formulations, with a focus on applications for regenerative medicine, preventive health, and functional wellness.

Future R&D efforts are expected to emphasize scientific validation, process optimization, and regulatory readiness as we seek to translate laboratory discoveries into practical applications.

Planned Focus Areas

Subject to the availability of financing and regulatory considerations, our anticipated future R&D initiatives may include the following areas:

1. Stem-Cell Isolation and Expansion

We may seek to further evaluate methods for isolating and expanding X.msc cells derived from ethically sourced, non-embryonic human placental tissue, with the objective of maintaining cell purity, stability, and reproducibility through extended culture generations.

2. Exosome Production and Characterization

We may pursue development of scalable methods intended to improve the yield, consistency, and characterization of exosomes derived from stem-cell cultures for potential future biomedical and wellness applications.

3. Formulation and Product Development

We may explore prototype formulations involving exosome-related materials and redox-balance concepts for possible future use in topical, injectable, nutraceutical, or wellness-oriented applications, subject to scientific validation and applicable regulatory requirements.

4. Process Automation and Quality Control

We may seek to develop standardized production and quality-control protocols designed to align with Good Tissue Practice (“GTP”) and Good Manufacturing Practice (“GMP”) principles in anticipation of potential future regulatory submissions or commercial activities.

As of the date of this Report, we have not submitted any applications to the U.S. Food and Drug Administration (“FDA”), initiated any clinical programs, or received authorization to market any regulated biomedical products.

Collaborations and Partnerships

We maintain relationships with affiliated research collaborators and industry contacts in Taiwan and other parts of Asia-Pacific that may support future development efforts. These relationships may provide access to laboratory infrastructure, technical expertise, and preliminary research data as our business strategy evolves.

In the future, we may also engage academic institutions, hospitals, contract research organizations (“CROs”), or commercial partners to support specialized testing, validation, manufacturing, or regulatory activities.

R&D Expenditures

We did not incur material research and development expenses during the fiscal years ended January 31, 2025 and January 31, 2024.

Future R&D expenditures, if any, will depend on the availability of financing, the scope of future development activities, regulatory requirements, and the timing of commercialization initiatives.

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

Market Opportunity and Industry Background

Industry Overview

We operate within the global regenerative medicine and functional-wellness industry, which combines advances in cell biology, biotechnology, and preventive health. The regenerative-medicine market includes products and research focused on repairing or replacing damaged cells, tissues, and organs, while the nutraceutical and wellness segment focuses on enhancing physiological function and delaying age-related decline.

The worldwide regenerative-medicine market has grown rapidly over the past decade, driven by improvements in stem-cell science, exosome research, and biomaterial engineering. According to publicly available industry reports, the regenerative medicine market was estimated at approximately $48 billion in 2025 and is projected to grow to approximately $58 billion in 2026 and to continue to expand at a double-digit compound annual growth rate as clinical adoption increases and regulatory frameworks mature. At the same time, global demand for preventive health and anti-aging solutions has surged as populations age and consumers become more health conscious.

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

Outlook

The regenerative-medicine and functional health markets are expected to remain among the fastest-growing segments in the life-sciences industry. As research validation improves and regulatory frameworks mature, we believe opportunities will expand for companies like VitaSpring that can deliver scientifically credible, ethically sourced, and commercially scalable cell-based technologies.

Business Model and Revenue Strategy

The foregoing business objectives are preliminary and subject to substantial regulatory, operational, and financing risks.

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

Employees and Human Capital Resources

As of January 31, 2025, we had no full-time employees other than our sole executive who holds all of our officer positions. Our operations are currently conducted by a network of contractors, consultants, scientists, and research partners who support our technical and administrative needs. As we progress toward commercialization, we intend to expand our organization by hiring key personnel in the areas of research and development, quality assurance, regulatory affairs, and business development. We plan to recruit individuals with biomedical, biotechnology, and cell-science experience, and to build a culture that values technical excellence, collaboration, and integrity.

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

We have not generated revenue during the fiscal years ended January 31, 2025, and 2024. As of January 31, 2025, we had cash of $272, total assets of $14,378, total liabilities of $4,029,578, an accumulated deficit of $5,281,503, negative operating cash flows used of $14,675 and a stockholders’ deficit of $4,015,200. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

Our financial statements have been prepared assuming we will continue as a going concern. Management has concluded that substantial doubt exists regarding our ability to continue as a going concern within twelve months from the issuance of our financial statements. Our independent registered public accounting firm has included a going concern explanatory paragraph in prior audit reports.

On May 18, 2026, we entered into a written deferred payment agreement with a related party with respect to our $2,411,000 of accounts payable owed to that related party, under which the related party agreed to defer collection efforts for a period of twenty-four (24) months commencing May 18, 2026 and not to demand repayment of the outstanding balance during that period. The deferral agreement does not include the related party advances. Notwithstanding this deferral, substantial doubt about our ability to continue as a going concern continues to exist because we do not have sufficient cash to fund our operating expenditures over the next twelve months without additional financing.

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

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we have not commenced commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in fiscal year 2025 or fiscal year 2024, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Annual Report, we are not actively developing, manufacturing, or marketing any products.

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

As of January 31, 2025, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $810,105 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. On May 18, 2026, the Company entered into a deferred payment agreement with a related party, both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance. The continuation of related-party financial support is not assured.

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

If related parties demand repayment of outstanding amounts or cease providing financial support, our liquidity and ability to continue operations could be materially adversely affected. To date, no formal demand for repayment has been made by related parties.

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

Management concluded that our internal control over financial reporting was not effective as of January 31, 2025, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of January 31, 2025, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

Item 2. Properties.

We do not own any real property and currently lease our offices located at 5225 Canyon Crest Drive, Suite 71-825 Riverside, CA 92507. Our lease is for a virtual office space, and our rent is $25 per month. Our telephone number is (949) 202-9235. During fiscal year 2024 and 2023, we maintained a branch office located at 1F., No. 95, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, where the former management team operated. From August 2021 to July 2024, we maintained our principal executive offices at 400 Spectrum Center Dr., Suite 1620, Irvine, CA 92618. In May 2025, we relocated our executive offices to 5225 Canyon Crest Dr., Suite 71-825, Riverside, CA 92507. The Riverside location serves as our current executive office as of the date of this report.

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

As of January 31, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause us to conclude that these matters will have a material adverse effect on our financial condition or results of operations.

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

There is very limited public trading in our common stock. During the fiscal years ended January 31, 2025 and January 31, 2024, trading volume was minimal, and quotations were infrequent. The high and low bid quotations presented below reflect limited market activity and may not represent actual trading prices or an active market for our common stock.

	High	Low
Fiscal Quarters for the Fiscal Year ended January 31, 2025(1)
January 31, 2025	$16.00	$0.10
October 31, 2024	$16.00	$16.00
July 31, 2024	$16.00	$16.00
April 30, 2024	$16.00	$16.00

Fiscal Quarters for the Fiscal Year Ended January 31, 2024
January 31, 2024	$15.00	$15.00
October 31, 2023	$16.00	$15.00
July 31, 2023	$16.00	$15.00
April 30, 2023	$15.20	$14.60

Because our stock trades infrequently and with low volume, investors may have difficulty buying or selling shares at desired prices or at all. We make no representation that an active or liquid trading market exists or will develop in the future.

As of January 31, 2025, there were approximately 676 shareholders of record of our common stock. This number does not include beneficial owners who hold their shares in “street name” through brokerage firms or other nominees.

As of June 1, 2026, we had 207,030,030 shares of common stock issued and outstanding held by 708 shareholders.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the fiscal year ended January 31, 2025.

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

Overview

We are a development-stage biomedical and nutraceutical company focused on cell-based technologies for regenerative and preventative health applications. We are focused on the research, development, and commercialization of products that promote wellness and a healthy lifestyle. We began limited operations in 2019 and underwent a change of ownership effective January 21, 2020, resulting in a new management team and strategic direction. In connection with this ownership change, we filed a Certificate of Amendment to our Articles of Incorporation to change our corporate name to VitaSpring Biomedical Co. Ltd., which became effective on April 21, 2020, following clearance by the Financial Industry Regulatory Authority (“FINRA”).

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

Development-Stage Status

Although we describe a long-term business strategy involving regenerative medicine technologies, as of January 31, 2025:

•	We were not engaged in commercial manufacturing or distribution.
•	We were not conducting clinical trials.
•	We had not incurred research and development expenses.
•	We had not obtained FDA or other regulatory approvals.

Our ability to transition to operational status will require substantial additional capital and regulatory compliance infrastructure.

Results of Operation

For the year ended January 31, 2025, compared to year ended January 31, 2024

	Years ended
	January 31
	2025	2024	Changes
Revenues	$-	$-	$-
Operating expenses	679,914	1,118,562	(438,648)
Loss from operations	(679,914)	(1,118,562)	438,648
Provision for income taxes	(95,008)	-	(95,008)
Net loss	$(774,922)	$(1,118,562)	$343,640

Revenue

We generated no revenue during the fiscal years ended January 31, 2025, and 2024, respectively. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $679,914 for the year ended January 31, 2025, compared with $1,118,562 for the prior fiscal year. For the years ended January 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $180,700 and $283,070, stock-based compensation of $109,911 and $164,865, lease expenses of $99,171 and $255,210, payroll expenses of $252,041 and $138,730, depreciation of $9,957 and $15,062, impairment of equipment of $0 and $10,449 and general and administrative expenses of $28,134 and $251,176, respectively.

Provision for Income Taxes

We did not record a current income tax provision on our operating losses for the years ended January 31, 2025 and 2024, due to our net operating loss position and a full valuation allowance against deferred tax assets. However, during the year ended January 31, 2025, we recognized $95,008 in interest and penalties on historical income tax obligations relating to fiscal year 2022. In accordance with ASC 740-10-45, these amounts are classified as income tax expense in our statement of operations.

Net Loss

We had a net loss of $774,922 for the year ended January 31, 2025, compared to $1,118,562 for the year ended January 31, 2024. The decrease in net loss of $343,640 was due to a reduction in operating expenses of $438,648 offset by provision for income taxes of $95,008.

Liquidity and Capital Resources

Overview

We have funded our activities primarily through equity issuances and shareholder advances and continue to rely on external funding and available cash balances to meet our working-capital needs. We believe that additional capital will be required to support operations over the next twelve months.

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

The following table summarizes our changes in working capital deficiency as of January 31, 2025, and 2024:

	January 31	January 31,
	2025	2024	Change
Current assets	$272	$23,627	$(23,355)
Current liabilities	$4,029,578	$3,487,531	$542,047
Working capital (deficiency)	$(4,029,306)	$(3,463,904)	$(565,402)

As of January 31, 2025, and 2024, current assets were comprised of $272 and $13 in cash and $0 and $23,614 in deposits, respectively.

As of January 31, 2025, and 2024, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $494,751 and $339,001 in accounts payable and other payables, $313,722 and $218,714 in income tax payable, $0 and $93,334 in operating lease liabilities and $810,105 and $425,482 in advances from related parties, respectively.

Our working capital deficiency increased by $565,402, or 16.32%, to $4,029,306 as of January 31, 2025, compared to working capital deficiency of $3,463,904 as of January 31, 2024. The increase was primarily due to an increase in advances from related parties, accounts payable and other payable and increase in income tax payable, offset by a decrease in operating lease liabilities and current assets. The advances paid directly by related parties on our behalf for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of our liabilities consist of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms. Given our current financial condition, there can be no assurance that we will be able to continue operations absent additional capital. We may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance primarily relates to historical tax liabilities, and no current income tax expense was recognized due to our net operating loss position and full valuation allowance. During the year ended January 31, 2025, we recognized $95,008 interest and penalty payable related to fiscal year 2022.

Cash Flow Data

The following table summarizes our cash flows for the years ended January 31, 2025, and 2024:

	Years ended
	January 31
	2025	2024	Change
Cash used in operating activities	$(14,675)	$(34,920)	$20,245
Cash provided by financing activity	$14,934	$5,277	$9,657
Net change in cash	$259	$(29,643)	$29,902

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2025, net cash flows used in operating activities was $14,675, consisting of a net loss of $774,922, reduced by depreciation expense of $9,957, non-cash lease expenses of $89,652, stock-based compensation of $109,911, advances from related party for operating expenses of $369,689, income tax expenses payable of $95,008 and reduced by a net change in working capital of $86,030.

For the year ended January 31, 2024, net cash flows used in operating activities was $34,920, consisting of a net loss of $1,118,562, reduced by depreciation expenses of $15,062, impairment of equipment of $10,449, non-cash lease expenses of $166,030, stock-based compensation of $164,865, advances from related party for operating expenses of $205,523, accounts receivable of $380,000 and reduced by a net change in working capital of $141,713.

 Cash Flows from Investing Activities

We had no investing activities during the years ended January 31, 2025, and 2024.

Cash Flows from Financing Activity

During the years ended January 31, 2025, and 2024, we had financing inflow of $14,934 and $5,277 from advances from related party, respectively.

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

Our financial statements have been prepared assuming we will continue as a going concern. As of January 31, 2025, we had a net loss of $774,922, an accumulated deficit of $5,281,503, a working capital deficiency of $4,029,306, and negative operating cash flows of $14,675, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements.

Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring advances from related parties, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. Management’s plans include seeking additional equity financing, negotiating extensions of related-party obligations, and reducing discretionary operating expenditures.

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

Significant estimates and assumptions reflected in the financial statements for the years ended January 31, 2025 and 2024, include, but are not limited to:

Allowance for Credit Losses

We evaluate financial assets measured at amortized cost, including accounts receivable, for expected credit losses under ASC 326. The estimate incorporates historical loss experience, current economic conditions, and reasonable and supportable forecasts. Changes in these factors could materially affect the allowance recorded.

Lease Accounting

Under ASC 842, we recognize right-of-use assets and lease liabilities for operating leases. When the implicit rate in a lease is not readily determinable, we estimate an incremental borrowing rate based on available market information and our credit profile. Changes in assumptions regarding discount rates could impact lease liabilities and related expenses.

Stock-Based Compensation

We account for equity-based awards under ASC 718. The fair value of equity awards is measured at the grant date and recognized over the requisite service period. The determination of fair value may require management to make assumptions regarding expected term, volatility, and other valuation inputs, as applicable.

Going Concern Assessment

In accordance with ASC 205-40, we evaluate whether conditions or events raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements. This assessment requires management to evaluate liquidity, forecasted cash flows, and the availability of financing or related-party support. As discussed in Note 2 of the financial statements, the Company has limited liquidity and substantial obligations that may be payable on demand.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the short-term maturity of these instruments.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VitaSpring Biomedical Co. Ltd.

5225 Canyon Crest Drive,

Suite 71-825,

Riverside,

CA 92507

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VitaSpring Biomedical Co. Ltd. (the “Company”) as of January 31, 2025 and 2024, and the related statements of operations, statements of changes in stockholders’ (deficit) equity, and statements of cash flows for each of the years in the two-year period ended January 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2025 and 2024, in conformity with the accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $774,922, an accumulated deficit of $5,281,503 and negative cash flows from operating activities amounting to $14,675 for year ended January 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters communicated are matters arising from current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (or Those Charged with Governance) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2025.
Kuala Lumpur, Malaysia
June 8, 2026

PCAOB ID: 6723

F- 1

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

	January 31	January 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$272	$13
Deposits	-	23,614
Total current assets	272	23,627

LONG-TERM ASSETS
Equipment and vehicle, net	14,106	24,063
Operating lease right-of-use asset	-	89,652
Total long-term assets	14,106	113,715

Total assets	$14,378	$137,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	494,751	339,001
Income tax payable	313,722	218,714
Operating lease liabilities	-	93,334
Advances from related party	810,105	425,482
Total current liabilities	4,029,578	3,487,531

Total liabilities	(4,029,578)	3,487,531

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued.	20,703	20,703
Additional paid-in capital	1,245,600	1,135,689
Accumulated deficit	(5,281,503)	(4,506,581)
Total stockholders' deficit	(4,015,200)	(3,350,189)

Total liabilities and stockholders' deficit	$14,378	$137,342

The accompanying notes are an integral part of these audited financial statements.

F- 2

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

	Years ended
	January 31
	2025	2024

Revenues	$-	$-

Operating Expenses
Selling, general and administrative expenses	679,914	1,118,562

Loss from operations	(679,914)	(1,118,562)

Net loss from operations before provision for income taxes	(679,914)	(1,118,562)

Provision for income tax expense	(95,008)	-
Net loss	$(774,922)	$(1,118,562)

Net loss per share: Basic and diluted	(0.00)	(0.01)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030

The accompanying notes are an integral part of these audited financial statements.

F- 3

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED JANUARY 31, 2025, AND 2024

			Additional	Retained Earnings	Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit

Balance, January 31, 2023	207,030,030	$20,703	$970,824	$(3,388,019)	$(2,396,492)

Stock-based compensation	-	-	164,865	-	164,865
Net loss	-	-	-	(1,118,562)	(1,118,562)
Balance, January 31, 2024	207,030,030	20,703	1,135,689	(4,506,581)	(3,350,189)

Stock-based compensation	-	-	109,911	-	109,911
Net loss	-	-	-	(774,922)	(774,922)
Balance, January 31, 2025	207,030,030	$20,703	$1,245,600	$(5,281,503)	$(4,015,200)

The accompanying notes are an integral part of these audited financial statements.

F- 4

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

	Years ended
	January 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(774,922)	$(1,118,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,957	15,062
Impairment of equipment	-	10,449
Non-cash lease expense	89,652	166,030
Stock-based compensation	109,911	164,865
Changes in assets and liabilities:
Accounts receivable	-	380,000
Prepaid expenses	-	27,422
Deposits	23,614	-
Accounts payable and other payables	155,750	283,938
Change in operating lease liability	(93,334)	(169,647)
Income tax expenses payable	95,008	-
Advances from related party for operating expenses	369,689	205,523
Net cash used in operating activities	(14,675)	(34,920)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	14,934	5,277
Net cash provided by financing activity	14,934	5,277

Net change in cash	259	(29,643)
Cash at beginning of period	13	29,656
Cash at end of period	$272	$13

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activity
Stock-based compensation for restricted common shares	$109,911	$164,865

The accompanying notes are an integral part of these audited financial statements.

F- 5

VITASPRING BIOMEDICAL CO., LTD.

Notes to Financial Statements

January 31, 2025, and 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd. (formerly Shemn Corp.) (“the Company”) was incorporated in the State of Nevada on September 6, 2016. The Company aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. Through the development of cell medicine, it will become a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. The “GTP Cell Center” is the basis for its business, which is cross-domain in biotechnology medical treatment, medicine and medical materials, and focuses on the development of cell medical treatment.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of January 31, 2025, the Company had cash of $272, total current assets of $272, and total current liabilities of $4,029,578, resulting in a working capital deficit of $4,029,306. The Company incurred a net loss of $774,922 and negative cash flows from operating activities of $14,675 for the year ended January 31, 2025. The Company also has an accumulated deficit of $5,281,503 as of January 31, 2025.

The Company’s minimal cash balance, recurring operating losses, and significant working capital deficit raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

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

F- 6

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities at the date the financial statements including, but not limited to, stock-based compensation, allowances for credit losses, tax expense valuation allowances, and the assessment of our ability to continue as a going concern. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $272 and $13 and had no cash equivalents as of January 31, 2025, and January 31, 2024, respectively.

Allowance for Credit Loss

Effective February 1, 2022 the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to estimate expected credit losses over the life of financial assets measured at amortized cost using a current expected credit loss (CECL) model. The adoption did not have a material impact on the Company’s financial statements.

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

The following table presents the gross accounts receivable, allowance for credit loss, and net accounts receivable as of January 31, 2025, and 2024:

	January 31,	January 31,
	2025	2024
Accounts receivable - Gross	$33,632	$33,632
Less: Allowance for credit loss	(33,632)	(33,632)
Accounts receivable - net	$-	$-

The Company has elected to maintain a full allowance against these balances rather than writing them off, as certain legal or recovery rights may still exist. However, no collection is expected.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. During the years ended January 31, 2025, and 2024, the Company recognized impairment of equipment of $0 and $10,449, respectively.

F- 7

Equipment and Vehicle, Depreciation, Amortization and Capitalization

Equipment and vehicle are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 3-5 years and vehicle is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicle and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the years ended January 31, 2025 and 2024, the Company recognized impairment of furniture, equipment and computer of $0 and $10,449, respectively.

As of January 31, 2025, and 2024, vehicle and equipment consisted of the following:

	January 31,	January 31,
	2025	2024
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(48,442)	(38,485)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$14,106	$24,063

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

All accounts payable are classified as current liabilities. Other than historical tax obligations, the Company did not incur any material interest or penalties on past due balances during the periods presented.

On May 18, 2026, we entered into a written deferred payment agreement with a related party with respect to our $2,411,000 of accounts payable owed to that related party, under which the related party agreed to defer collection efforts for a period of twenty-four (24) months commencing May 18, 2026 and not to demand repayment of the outstanding balance during that period. Notwithstanding this deferral, substantial doubt about our ability to continue as a going concern continues to exist because we do not have sufficient cash to fund our operating expenditures over the next twelve months without additional financing.

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

F- 8

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s advances from a related part approximates its fair value due to their short-term maturity.

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

The income tax payable balance of $313,722 and $218,714 as of January 31, 2025, and 2024, respectively, primarily relates to historical tax liabilities incurred in prior periods. During the year ended January 31, 2025 and 2024, the Company recognized $95,008 and $0 interest and penalty associated with historical tax obligation relating to fiscal year 2022, respectively.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

(i)	Identify the contract, or contracts, with a customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract;
(v)	Recognize revenue when the Company satisfies a performance obligation.

The Company did not generate any revenue during the years ended January 31, 2025, and 2024 and currently does not have active revenue-generating operations.

F- 9

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

For the years ended January 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Years Ended
	January 31,
	2025	2024
	Shares	Shares
Unvested restricted common stock	-	32,972,900

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive transactions with owners, such as capital investments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2025, and 2024, there were no differences between the Company’s comprehensive loss and net loss.

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

F- 10

Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company’s non-cancelable office lease commenced August 2021 and expired July 2024. As of January 31, 2025 and 2024, the Company had $0 and $89,652 in ROU assets, respectively, and $93,334 and $0 in lease liabilities. See Note 6.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred.  The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.  Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expenses as incurred and may include certain index-based changes in rent and other non-fixed payments for services provided by the lessor. The Company’s leases do not contain any material residual guarantees or material restrictive covenants.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our fiscal year ending January 31, 2026. The Company has adopted ASU 2023-09 and will apply the standard prospectively.

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

F- 11

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which makes minor corrections, clarifications, and enhancements across the FASB Accounting Standards Codification. ASU2025-12 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2027, on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the years ended January 31, 2025, and 2024, the Company received advances totaling $14,934 and $5,277, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder, in addition the operating expenses of $369,689 and $205,523 were paid on behalf of the Company, respectively. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2025, and 2024, the total amount of shareholder advances outstanding was $810,105 and $425,482, respectively.

Due to Related Party

In prior years, the Company sourced its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of January 31, 2025. These shareholders are also family members of the Company’s Chairman. As of January 31, 2025, and 2024, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of January 31, 2025, and 2024, the Company does not have written agreements governing the repayment terms of related-party balances. These obligations are unsecured non-interest-bearing, and payable on demand. On May 18, 2026, the Company entered into a deferred payment agreement with a related party. Both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance. No assurance can be provided that related parties will continue to provide financial support or refrain from demanding repayment. The Company has not adopted a formal-related-party transaction policy, and all such transactions are approved by management. These related-party relationships and financial dependencies are further discussed under “Risk Factors–Risk Related to Related-Party Transactions and Conflicts of Interest.”

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the years ended January 31, 2025, and 2024, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued as of January 31, 2025, and 2024.

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

F- 12

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

Common stock activities for the years ended January 31, 2025, and 2024 are summarized as follows:

		Weighted
		Average Remaining	Weighted Average
	Number of Shares	Contractual Life (Years)	Grant Date Fair Value

January 31, 2023	65,945,800	1.7	$0.005

Vested	32,972,900		$0.005

January 31,2024	32,972,900	0.7	$0.005

Vested	32,972,900	-	$0.005

January 31, 2025 - Expected to Vest	-	-	$-

For the years ended January 31,2025 and 2024, the Company recognized stock-based compensation amounted to $109,911 and $164,865, respectively.

As of January 31, 2025, all stock-based compensation cost related to non-vested awards had been fully recognized, and there was no remaining unrecognized compensation cost.

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

F- 13

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

In July 2021, the Company entered into a non-cancelable operating lease for an office facility in Irvine, California.  The lease agreement required 36 monthly lease payments ranging from $14,796 to $16,013 per month.  The lease commenced in August 2021 and expired in July 2024. The Company elected not to renew the lease. As of January 31, 2025, the lease had expired and no right-of-use asset or lease liability remained on the balance sheet. The Company has no remaining lease obligations or contingencies.

There were no lease transactions classified as finance leases for the years ended January 31, 2025, and 2024.

The table below summarizes the components of operating lease costs related to operating leases for the years ended January 31, 2025, and 2024.

The components of lease expense were as follows:

	Years Ended
	January 31,
	2025	2024
Operating lease cost	$79,991	$159,982
Short-term lease cost	-	51,409
Variable lease cost	19,180	43,819
Total lease cost	$99,171	$255,210

Supplementary information on cash flow and other information for leasing activities for the years ended January 31, 2025, and 2024 are as follows:

	Years Ended
	January 31,
	2025	2024
Cash paid for operating cash flows from operating leases	$96,075	$188,402

Remaining lease term - operating leases (year)	0.00	0.50
Discount rate — operating leases	10.00%	10.00%

Supplemental balance sheet information related to leases consists of:

	January 31,	January 31,
	2025	2024
Operating lease right-of-use asset	$-	$89,652

Operating lease liabilities:
Current portion	$-	$93,334
Non-current portion	-	-
	$-	$93,334

F- 14

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

As of January 31, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – INCOME TAXES

The Company did not record a current income tax provision on its operating losses for the years ended January 31, 2025 and 2024 due to net operating losses and a full valuation allowance against deferred tax assets. In accordance with ASC 740-10-45-25, the Company has elected to classify interest and penalties on income tax obligations as income tax expense. During the year ended January 31, 2025, the Company recognized $95,008 interest and penalties on historical income tax obligations relating to fiscal year 2022. Excluding such interest and penalties, the Company recorded no current or deferred income tax provision for the year ended January 31, 2025, due to operating losses and a full valuation allowance against deferred tax assets.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of January 31, 2025. The Company has incurred a net operating loss (NOL) of $5,588,962.  Federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 carry forward indefinitely; any net operating losses generated in earlier tax years expire 20 years after the year in which they were generated. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code.  The Company files U.S. federal and California state income tax returns, which remain subject to examination for the periods provided under the applicable statutes of limitations.

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended January 31,
	2025	2024
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefit	-	-
Valuation allowance	(21.00)%	(21.00)%
Other, net	-	-
Effective tax rate	0.00%	0.00%

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	Years Ended January 31,
	2025	2024
Deferred tax assets:
Allowance for credit loss	$7,063	$7,063
Impairment expense	2,194	2,194
Stock based compensation	57,636	34,555
Operating lease liability	-	19,600
Net operating loss carryforward	1,173,682	1,041,256
Total deferred tax assets	1,240,575	1,104,668
Valuation allowance	(1,238,484)	(1,078,716)
Net deferred tax assets	2,091	25,952

Deferred tax liabilities:
Amortization and depreciation	(2,091)	(7,125)
Operating lease right-of-use assets	-	(18,827)
Total deferred tax liabilities	(2,091)	(25,952)

Net deferred tax assets (liabilities)	$-	$-

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of January 31, 2025, through the date the financial statements were issued. Based on our evaluation unless noted below, no material events have occurred that require disclosure.

On May 18, 2026, the Company entered into a deferred payment agreement with a related party for the amount of $2,411,000, both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026 and the related party will not demand immediate repayment of the outstanding balance of $2,411,000 (see Note 4).

F- 15

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

As of the end of the fiscal year ended January 31, 2025, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of January 31, 2025, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

The Public Company Accounting Oversight Board (“PCAOB”) is currently able to inspect or investigate completely our independent registered public accounting firm, as the firm is located in a jurisdiction that permits such inspections.

We are not currently identified by the Securities and Exchange Commission as a “Commission-Identified Issuer” under the Holding Foreign Companies Accountable Act.

We do not have any operations or subsidiaries organized in, or with a principal office in, a foreign jurisdiction that prevents the PCAOB from conducting inspections or investigations of registered public accounting firms.

PART III

Item 10. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. As of January 31, 2026, we had only one director. The name, address, age and position of our officers and sole director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position	Served Since

Ssu-Chuan Lai, Ph.D. 5225 Canyon Crest Dr., Ste 71-825 Riverside CA 92507	40	Chairperson, Chief Executive Officer, President, CFO, Treasurer, and Secretary	August 7, 2025

Ssu-Chuan Lai, Ph.D. has served as our sole director, chief executive officer, president, chief financial officer, treasure, and treasurer since August 7, 2025.

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

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. From January 31, 2023 to August 7, 2025, we had only 2 directors. The name, address, age and position of our four officers and two directors were as follows:

Name and Address of Executive Officer and/or Director	Age	Position	Served Since

Pao-Chi Chu 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	70	President, Chairman	January 21, 2020

Cheng-Hsiang Kao 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	70	Chief Executive Officer, Secretary, Director	January 21, 2020

Che-Li Lin (previously incorrectly identified in prior filings as “Jer-Li Lin”) 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	59	Chief Technical Officer	January 21, 2020

Yen-Hsun Chen (previously incorrectly identified in prior filing as “Yen Xun Chen”) 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	39	Technical Vice President	January 21, 2020

Mr. Pao-Chi Chu served as our Chairman of the Board and President from July 2020 until his resignation on August 7, 2025. From 2006 until the present, Mr. Chu has also served as the Chairman of Mucho Biotech Co., Ltd., Chairman of Mucho Furich Co., Ltd. and Chairman of Mucho Biomedical Co., Ltd.. He is a graduate of Fu Jen Catholic University, Taipei, Taiwan.

Mr. Cheng-Hsiang Kao served as our Chief Executive Officer, Secretary, and a director from July 2020 until his resignation on August 7, 2025. From 2016 until 2020, Mr. Kao has been the CEO of, Mucho Furich Co., Ltd. From 2004 until 2016, he was a CEO of Mucho Biotech Co., Ltd.  He is a graduate of National Chengchi University, Department of Diplomacy.

Mr. Che-Li Lin served as our Chief Executive Officer from January 21, 2020, until his resignation on August 7, 2025. From 2017 until 2020, Mr. Lin served as the Tech. VP of Mucho Biotech Co., Ltd.. From 2010 until 2016, he was a Project manager of Da Jer Biotech Co., Ltd. Mr. Lin is a graduate of National Taiwan University, MS, Institute of Biochemistry.

Mr. Yen-Hsun Chen served as our Technical Vice President from January 21, 2020, until his resignation on August 7, 2025. From 2017 to 2020, Mr. Chen has been the Tech. VP of Mucho Biotech Co., Ltd. From 2010 until 2016, he was a Supervisor of Taiwan Cordyceps Association.  Mr. Chen is a graduate of National Taiwan University, MS, Institute of Fisheries Science.

Corporate Governance

We did not maintain standing audit, compensation, or nominating committees during the period. The Board performed the functions of such committees.

We were in the development stage since 2023 and operated with limited personnel and resources. As we expand our operations, we intend to implement appropriate corporate governance practices consistent with the requirements applicable to smaller reporting companies.

Principal Executive Offices

During fiscal 2024, we maintained a branch office located at 1F., No. 95, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, where the former management team operated. From August 2021 to July 2024, we maintained our principal executive offices at 400 Spectrum Center Dr., Suite 1620, Irvine, CA 92618. In May 2025, we located our executive offices to 5225 Canyon Crest Dr., Suite 71-825, Riverside, CA 92507. The Riverside location serves as our current executive office as of the date of this report.

Subsequent Changes in Management

Effective August 7, 2025, Ms. Ssu-Chuan Lai was appointed as our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole Director. Messrs. Kao, Chu, Lin, and Chen resigned from all officer and director positions effective August 7, 2025. Ms. Ssu-Chuan Lai currently serves as our sole executive officer and director as of the date of this filing.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, director and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. We intend to adopt one in Q2 of 2026.

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

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for the years ended January 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Pao-Chi Chu(1)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

Cheng-Hsiang Kao(2)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

Che-Li Lin(3)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

Yen-Hsun Chen(4)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

(1)	Mr. Chu served as Chairman of the Board until his resignation on August 7, 2025.
(2)	Mr. Kao served as Chief Executive Officer and a director until his resignation on August 7, 2025.
(3)	Mr. Lin served as Chief Technical Officer until his resignation on August 7, 2025.
(4)	Mr. Chen served as Technical Vice President until his resignation on August 7, 2025.

Director Compensation(1)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Pao-Chi Chu	-	-	-	-	-	-	-
Cheng-Hsiang Kao	-	-	-	-	-	-	-

(1)	None of our directors received any compensation for the fiscal years ended January 31, 2025 or 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

Security ownership of certain beneficial owners

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of May 29, 2026, of (i) each of our current directors, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Title of Class	Name and address of beneficial owner(1)	Number of Shares Beneficially Owned	Percent of class(2)
Common Stock	Named Executive Officers and Directors
Common Stock	Pao-Chi Chu(3)	25,000,000	12.08
Common Stock	Cheng-Hsiang Kao(4)	12,000,000	5.80
Common Stock	Che-Li Lin(5)	2,000,010	0.97
Common Stock	Yen-Hsun Chen(6)	13,000,010	6.28
Common Stock	Ssu-Chuan Lai(9)	300,000	0.15
Common Stock	Li-Li Chu(7)	39,999,980	19.32
Common Stock	Lin-Lin Chu(8)	17,000,000	8.21

	All (former) directors, executive officers, and greater than 5% shareholders	109,300,000	52.81%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o VitaSpring Biomedical Co., Ltd., 5225 Canyon Crest Drive, Suite 71-825, Riverside, CA 92507.

(2)	Percentage of beneficial ownership is based upon 207,030,030 shares of common stock.

(3)	Pao-Chi Chu’s address is 2F, No. 356, Sec. 1, Dunhua S. Rd., Da’an Dist., Taipei City, 10600, Taiwan

(4)	Cheng-Hsiang Kao’s address is 2F., No. 24, Aly. 6, Ln, 123, Sec. 5, Nanjing E. Rd., Songshan Dist, Taipei City, 10500, Taiwan

(5)	Che-Li Lin’s address is No. 210, 7th Neighborhood, Jilin Rd., Zhongshal Dist, Taipei City, 10469, Taiwan

(6)	Yen-Hsun Chen’s address is 4F, No. 22, Ln. 119, Zhulin Rd., Yonghe Dist, New Taipei City, 234 Taiwan

(7)	8F-7, No. 81, Sec. 3, Bade Rd., Songshan Dist., Taipei City, 10500 Taiwan

(8)	No 43-6, Shicaoikeng, Sanshi Dist., New Taipei City, 252, Taiwan

(9)	Ssu-Chuan Lai is President, Chief Executive Officer and Principal Financial Officer as of the filling of this report

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not currently have a formal written policy for the review, approval, or ratification of related party transactions. As of the date of this filing, our sole director and principal executive officer is Ms. Ssu-Chuan Lai.

Advances from Related Party

During the years ended January 31, 2025, and 2024, we received advances totaling $14,934 and $5,277, from Cheng-Hsiang Kao, our former Chief Executive Officer and a major shareholder, in addition the operating expenses of $369,689 and $205,523 were paid on our behalf, respectively. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2025, and 2024, the total amount of shareholder advances outstanding was $810,105 and $425,482, respectively.

Due to Related Party

Historically, we sourced certain inventory and materials exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of our outstanding common shares as of January 31, 2025. These shareholders are also family members of our former Chairman. As of January 31, 2025, and 2024, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets. On May 18, 2026, we entered into a deferred payment agreement with a related party, both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance of $2,411,000.

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

Item 14. Principal Accountant Fees and Services.

Set forth below is a summary of certain fees paid to our independent auditor, JP Centurion & Partners PLT for services for the fiscal years 2025 and 2024.

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$23,950	$23,950
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,950	$23,950

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

On August 20, 2025, we engaged JP Centurion & Partners PLT for the audit of our fiscal years ended January 31, 2025, and 2024 and their fees are $23,950 and $23,950, respectively.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of VitaSpring Biomedical Co., Ltd. for each of the two fiscal years in the years ended January 31, 2025, and January 31, 2024, together with the report of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F-15 of this Report.

23.1	Consent of Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

(32)	Section 1350 Certification
32.1*

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

Date: June 8, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
Director, President, Chief Executive Officer, and Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

VITASPRING BIOMEDICAL CO., LTD.

Date: June 8, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
Director, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

