Form 10-Q
period 2025-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-06-15
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of June 15, 2026 the registrant had 207,030,030 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

(Unaudited)

	April 30	January 31,
	2025	2025
ASSETS
CURRENT ASSETS
Cash	$-	$272
Prepaid expenses	295	-
Total current assets	295	272

LONG-TERM ASSET
Equipment and vehicle, net	11,617	14,106
Total long-term asset	11,617	14,106

Total assets	$11,912	$14,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	530,498	494,751
Income tax payable	325,116	313,722
Advances from related party	841,039	810,105
Total current liabilities	4,107,653	4,029,578

Total liabilities	4,107,653	4,029,578

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized, 207,030,030 shares issued and outstanding.	20,703	20,703
Additional paid-in capital	1,245,600	1,245,600
Accumulated deficit	(5,362,044)	(5,281,503)
Total stockholders' deficit	(4,095,741)	(4,015,200)

Total liabilities and stockholders' deficit	$11,912	$14,378

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30
	2025	2024

Revenues	$-	$-

Operating Expenses
Selling, general and administrative expenses	69,147	216,831

Loss from operations	(69,147)	(216,831)

Net loss from operations before provision for income taxes	(69,147)	(216,831)

Provision for income tax expenses	(11,394)	-
Net loss	$(80,541)	$(216,831)

Net loss per share: Basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended April 30, 2025

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Number of shares	Amount	Paid -in Capital	Deficit	Deficit

Balance, January 31, 2025	207,030,030	$20,703	$1,245,600	$(5,281,503)	$(4,015,200)
Net loss	-	-	-	(80,541)	(80,541)
Balance, April 30, 2025	207,030,030	$20,703	$1,245,600	$(5,362,044)	$(4,095,741)

For the Three Months Ended April 30, 2024

	Common Stock		Additional		Total
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)

Stock-based compensation	-	-	41,217	-	41,217
Net loss	-	-	-	(216,831)	(216,831)
Balance, April 30, 2024	207,030,030	$20,703	$1,176,906	$(4,723,412)	$(3,525,803)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,541)	$(216,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,489	2,489
Non-cash lease expense	-	44,245
Stock-based compensation	-	41,217
Changes in assets and liabilities:
Prepaid expenses	(295)	(39,725)
Accounts payable and other payables	35,732	(59,945)
Change in operating lease liability	-	(46,086)
Income tax expenses payable	11,394	-
Advances from related party for operating expenses	30,434	270,613
Net cash used in operating activities	(787)	(4,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	500	4,978
Bank overdraft	15	-
Net cash provided by financing activities	515	4,978

Net change in cash	(272)	955
Cash at beginning of period	272	13
Cash at end of period	$-	$968

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activity
Stock-based compensation for restricted common shares	$-	$41,217

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

April 30, 2025

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

VitaSpring Biomedical Co., Ltd. (“the Company”) was incorporated in the State of Nevada on September 6, 2016. The Company aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high-standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. Through the development of cell medicine, it will become a leading international business group in the fields of regenerative medicine applied to the innovative fields of medicine, preventive health care, beauty, and anti-aging. The “GTP Cell Center” is the basis for its business, which is cross-domain in biotechnology, medical treatment, medicine and medical materials, and focuses on the development of cell medical treatment.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of April 30, 2025, the Company had no cash, total current assets of $295, and total current liabilities of $4,107,653, resulting in a working capital deficit of $4,107,358. The Company incurred a net loss of $80,541 and has negative operating cash flows from operating activities of $787 for the three months ended April 30, 2025. The Company also has an accumulated deficit of $5,362,044 as of April 30, 2025.

The Company’s cash balance of nil, recurring operating losses, and significant working capital deficit raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Based on current cash resources of $0 as of April 30, 2025, management estimates that the Company’s existing cash is not sufficient to fund operations for even one month without additional financing. In addition, a substantial portion of the Company’s liabilities, including related-party payables and advances, are unsecured, non-interest-bearing, and payable on demand. The Company does not have formal repayment agreements in place, and if such obligations were called, the Company would not have sufficient liquidity to satisfy them. The accounts payable to a related party is subject to a deferral agreement dated May 18, 2026. See Notes 4 and 8.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on June 8, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Segment Reporting

The Company operates in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments in financial statements.

The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews financial information to make operating decisions, allocate resources, and assess performance. The CODM does not evaluate the business on a disaggregated basis, and discrete financial information is not available by product line, service, or geographic location.

As a result, the Company has determined that it operates as a single operating and reportable segment. The Company’s historical operations were conducted within a single line of business, and substantially all long-lived assets are located in the United States. Accordingly, no additional segment disclosures are required.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Significant estimates include, but are not limited to, tax expense valuation allowances and the assessment of the Company’s ability to continue as a going concern. Management bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $0 and $272 and had no cash equivalents as of April 30, 2025, and January 31, 2025, respectively.

 Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the three months ended April 30, 2025, and 2024.

Equipment, Depreciation, Amortization, and Capitalization

Equipment and vehicle are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is three to five years and vehicle is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicle and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the year ended January 31, 2024, the Company recognized impairment of furniture, equipment and computer of $10,449.

During the three months ended April 30, 2025, and 2024, the Company recognized depreciation of $2,489 and $2,489, respectively.

As of April 30, 2025, and January 31, 2025, a vehicle and equipment consisted of the following:

	April 30,	January 31,
	2025	2025
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(50,931)	(48,442)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$11,617	$14,106

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

All accounts payable presented as of April 30,2025 are classified as current liabilities. The Company did not incur any material interest or penalties on past due balances during the periods presented.

As of April 30, 2025, and January 31, 2025, the Company’s accounts payable – related party totaled $2,411,000. On May 18, 2026, the Company entered into a deferred payment agreement with related party as it relates to the related party accounts payable, whereby both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance. The Company does not have written agreements governing the repayment terms of accounts payable-related-party balances. These obligations are unsecured, non-interest-bearing, and payable on demand.

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

The Company did not generate any revenue during the three months ended April 30, 2025, and 2024 and currently does not have active revenue-generating operations.

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

The income tax payable balance of $325,116 and $313,722 as of April 30, 2025, and January 31, 2025, respectively, primarily relates to historical tax liabilities incurred in prior periods. During the three months ended April 30, 2025, and 2024, the Company recognized $11,394 and $0 interest and penalties associated with historical tax obligation relating to fiscal year 2022, respectively.

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

The carrying value of cash and the Company’s advances from related parties approximates its fair value due to their short-term maturity.

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

For the three months ended April 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	April 30,
	2025	2024
	Shares	Shares
Unvested restricted common stock	-	32,972,900

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

In accordance with ASC 740-10-45-25, the decision as to whether to classify interest expenses related to income taxes as a component of income tax expense or interest expense is an accounting policy election. Penalties are also allowed to be classified as a component of income tax expense or another expense classification (e.g., selling, general and administrative expense) depending on the reporting entity’s accounting policy. The Company disclosed interest and penalty associated with historical tax obligations relating to fiscal year 2022, as income tax expenses.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending January 31, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Financial Statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which makes minor corrections, clarifications, and enhancements across the FASB Accounting Standards Codification. ASU2025-12 is effective for the Company for its fiscal year and all interim periods beginning February 1, 2027, on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the three months ended April 30, 2025, and 2024, the Company received cash advances of $500 and $4,978, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, related party paid operating expenses on behalf of the Company totaling $30,434 and $270,613, respectively. These advances are unsecured, non-interest-bearing, and payable on demand. As of April 30, 2025, and January 31, 2025, the total amount of related party’ advances outstanding were $841,039 and $810,105, respectively.

Due to Related Party

In prior years, the Company historically sourced its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of April 30, 2025. These shareholders are also family members of the Company’s Chairman. As of April 30, 2025, and January 31, 2025, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of April 30, 2025, and January 31, 2025, the Company does not have written agreements governing the repayment terms of advances from related party. These obligations are unsecured, non-interest-bearing, and payable on demand. On May 18, 2026, the Company entered into a deferred payment agreement with a related party with respect to its accounts payable to the related party. Both parties agreed to defer collection efforts for a period of twenty -four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance of $2,411,000. No assurance can be provided that related parties will continue to provide financial support or refrain from demanding repayment of the advances from the related party. The Company has not adopted a formal-related-party transaction policy, and all such transactions are approved by management. These related-party relationships and financial dependencies are further discussed under “Risk Factors–Risk Related to Related-Party Transactions and Conflicts of Interest.”

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the three months ended April 30, 2025, and 2024, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued and outstanding as of April 30, 2025, and January 31, 2025.

Stock-based compensation

The Company’s stock-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests.

Under the stock-based compensation plan, the Company may grant Incentive Stock Options (“ISO”), Non-statutory Stock Options (“NSO”), Restricted Stock (“RS”) and Restricted Stock Units (“RSU”). ISO and NSO are granted under service conditions. RS and RSU are granted under vesting criteria set by the Administrator and could be based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the Administrator in its discretion. Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period. Stock options granted to non-employees generally vest over a one-year period. The fair value of stock-based awards is based on historical third-party transactions involving the Company’s common stock. Management believes these transactions provide relevant observable pricing inputs; however, no independent valuation was obtained.

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

131,901,600 restricted common shares, granted on October 4, 2020, at a fair value of $0.005 per share, are vested over 4 fiscal years equally (vesting period) commencing on October 4, 2020, and ended October 4, 2024.

As of January 31, 2025, all stock-based compensation cost related to non-vested awards had been fully recognized, and there was no remaining unrecognized compensation cost.

For the three months ended April 30, 2025 and 2024, the Company recognized stock-based compensation of $0 and $41,217, respectively.

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

There were no lease transactions classified as finance leases for the three months ended April 30, 2025, and 2024.

The table below summarizes the components of operating lease costs related to operating leases for the three months ended April 30, 2025, and 2024.

The components of lease expense were as follows:

	Three Months Ended
	April 30
	2025	2024
Operating lease cost	$-	$39,995
Short-term lease cost	-	-
Variable lease cost	-	10,108
Total lease cost	$-	$50,103

Supplementary information on cash flow and other information for leasing activities for the three months ended April 30, 2025, and 2024 are as follows:

	Three Months Ended
	April 30
	2025	2024
Cash paid for operating cash flows from operating leases	$-	$48,038

Remaining lease term - operating leases (year)	-	0.25
Discount rate — operating leases	-	10.00%

Supplemental balance sheet information related to leases was as follows:

As of April 30, 2025, and January 31, 2025, the operating lease right-of-use asset and operating lease liabilities were $0.

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

As of April 30, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of April 30, 2025, through the date the financial statements were issued. Based on our evaluation, no material events have occurred that require disclosure, other than as described below.

On May 18, 2026, the Company entered into a deferred payment agreement with a related party for the amount of $2,411,000, both parties agreed to defer collection efforts for a period of twenty -four (24) months from May 18, 2026 and the related party will not demand immediate repayment of the outstanding balance of $2,411,000 (see Note 4).

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

Overview

We are a development-stage biomedical company focused on cell-based technologies for regenerative and preventative health applications. Our business model historically involved sourcing stem cells and exosome products from a related-party vendor and reselling those products to customers. We are currently evaluating future commercialization opportunities involving regenerative medicine, cell-based technologies, and related healthcare applications.

During the three months ended April 30, 2025, and 2024, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of April 30, 2025, we have not reinitiated revenue-generating operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended April 30, 2025, which are included herein.

Our operating results for the three months ended April 30, 2025, and 2024 and the changes between those periods for the respective items are summarized as follows.

For the three months ended April 30, 2025, compared to the three months ended April 30, 2024

	Three Months Ended
	April 30
	2025	2024	Changes
Revenues	$-	$-	$-
Operating expenses	69,147	216,831	(147,684)
Loss from operations	(69,147)	(216,831)	147,684
Provision for income tax expenses	(11,394)	-	(11,394)
Net loss	$(80,541)	$(216,831)	$136,290

Revenue

During the three months ended April 30, 2025, and 2024, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $69,147 for the three months ended April 30, 2025, compared with $216,831 for the three months ended April 30, 2024. For the three months ended April 30, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $3,500 and $32,026, stock-based compensation of $0 and $41,217, lease expenses of $0 and $50,103, salaries and related expenses of $57,813 and $84,578, depreciation of $2,489 and $2,489 and general and administrative expenses of $5,345 and $6,418, respectively.

Provision for Income Taxes Expenses

We did not record a current income tax provision for the three months ended April 30, 2025, or 2024, based on our net operating loss position and a full valuation allowance against our deferred tax assets. However, during the three months ended April 30, 2025, we recognized $11,394 of interest and penalties accrued on historical income tax obligations attributable to fiscal year 2022. In accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, this amount is presented within the income tax expense line on the statement of operations and does not represent a current provision on operating income. No such interest or penalty charges were incurred during the three months ended April 30, 2024.

Net Loss

We had a net loss of $80,541 for the three months ended April 30, 2025, and $216,831 for the three months ended April 30, 2024. The decrease in net loss of $136,290 was primarily due to lower operating expenses, including reductions in professional fees, lease expenses, stock-based compensation, payroll, general and administrative costs and offset by an increase in provision for income tax expenses.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency as of April 30, 2025, and January 31, 2025.

	April 30	January 31,
	2025	2025	Change
Current assets	$295	$272	$23
Current liabilities	$4,107,653	$4,029,578	$78,075
Working capital (deficiency)	$(4,107,358)	$(4,029,306)	$(78,052)

As of April 30, 2025, and January 31, 2025, current assets were comprised of $0 and $272 in cash, $295 and $0 in prepaid expenses, respectively.

As of April 30, 2025, and January 31, 2025, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $530,498 and $494,751 in accounts payable and other payables, $325,116 and $313,722 in income tax payable and $841,039 and $810,105 in advances from related party, respectively.

Our working capital deficiency increased by $78,052, or 1.94%, to $4,107,358 as of April 30, 2025, compared to working capital deficiency of $4,029,306 as of January 31, 2025. The increase was primarily attributable to increases in advances from related party, accounts payable and other payables, and accrued historical tax obligations. Advances paid directly by related party on our behalf for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of our liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms. Our related party accounts payable is subject to the May 18, 2026, deferral agreement. Given our current financial condition, there can be no assurance that we will be able to continue operations absent additional capital. We may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance primarily relates to historical tax liabilities, and no current income tax expense was recognized due to our net operating loss position and full valuation allowance. During the three months ended April 30, 2025, we recognized $11,394 interest and penalties associated with historical tax obligations relating to fiscal year 2022, which was recorded as income tax expense.

Cash Flow Data

The following table summarizes our cash flows for the three months ended April 30, 2025, and 2024:

	Three Months Ended
	April 30
	2025	2024	Change
Cash used in operating activities	$(787)	$(4,023)	$3,236
Cash provided by financing activities	$515	$4,978	$(4,463)
Net change in cash	$(272)	$955	$(1,227)

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

We had no cash as of April 30, 2025, and our existing liquidity is not sufficient to fund planned operations for the next twelve months without additional capital. The continuation of our business depends on our ability to raise funds and generate future revenue.

Cash Flows from Operating Activities

For the three months ended April 30, 2025, net cash used in operating activities was $787, consisting of a net loss of $80,541, adjusted for depreciation expense of $2,489, advances from related party for operating expenses of $30,434, income tax expense payable of $11,394 and changes in working capital of $35,437, primarily driven by increases in accounts payable and other payables offset by increases in prepaid expenses.

For the three months ended April 30, 2024, net cash flows used in operating activities was $4,023, consisting of a net loss of $216,831, adjusted for depreciation expense of $2,489, advances from related party for operating expenses of $270,613, non-cash lease expenses of $44,245, stock-based compensation of $41,217 and increased by a net change in working capital of $145,756.

Cash Flows from Investing Activities

We had no investing activities during the three months ended April 30, 2025, and 2024.

Cash Flows from Financing Activities

During the three months ended April 30, 2025, and 2024, net cash provided by financing activity was $515 and $4,978, respectively.

During the three months ended April 30, 2025, net cash provided by financing activities of $515 consisted of $500 in cash advances from a related party and $15 related to bank overdraft activity. During the three months ended April 30, 2024, net cash provided by financing activity of $4,978 consisted entirely of cash advances from a related party.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of April 30, 2025, we had a net loss of $80,541, an accumulated deficit of $5,362,044, a working capital deficiency of $4,107,358, and negative operating cash flow of $787, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. Management’s plans to alleviate substantial doubt are dependent upon obtaining additional financing and therefore cannot be considered probable of being effectively implemented.

Off-Balance Sheet Arrangements

As of April 30, 2025, we did not have any off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, but not limited to, income tax valuation allowances and the assessment of our ability to continue as a going concern. Our significant accounting policies are described in Note 3 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Management has determined that our most critical accounting estimates are those relating to income tax valuation allowances and the going concern assessment.

Significant estimates and assumptions reflected in the financial statements for the quarter ended April 30, 2025, include, but are not limited to:

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

As of the end of the fiscal quarter ended April 30, 2025, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of April 30, 2025, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. Management intends to engage external accounting consultants with SEC reporting experience, formalize closing and review procedures, and improve segregation of duties as financial resources permit. Due to our limited personnel and single-officer management structure, management’s ability to fully segregate accounting and financial reporting functions remains limited.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the three months ended April 30, 2025. As of April 30, 2025, we had cash of $0, total assets of $11,912, total liabilities of $4,107,653, an accumulated deficit of $5,362,044, negative operating cash flows used of $787, and a stockholders’ deficit of $4,107,358. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

RISKS RELATED TO OUR DEVELOPMENT-STAGE STATUS AND BUSINESS STRATEGY

We are not currently conducting commercial operations, but we have had a history of revenue generation.

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we are not currently conducting commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in the current period ended April 30, 2025 or fiscal year ended January 31, 2025, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

RISKS RELATED TO RELATED-PARTY TRANSACTIONS AND CONFLICTS OF INTEREST

We have significant obligations to related party including a former officer who is involved in criminal proceedings unrelated to us.

As of April 30, 2025, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $841,039 in advances from related party, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

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

Management concluded that our internal control over financial reporting was not effective as of April 30, 2025, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of April 30, 2025, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We may seek an uplisting of our common stock. Uplisting requires compliance with financial, corporate governance, and market-based criteria, including minimum bid price, stockholders’ equity thresholds, and independent board requirements. Our current financial condition and governance structure may prevent us from meeting such criteria. We may need to effect a reverse stock split to meet minimum bid price requirements, which could adversely affect stockholder value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities for the quarter ended April 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certification
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

Date: June 15, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

