Form 10-Q
period 2025-07-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-06-17
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of June 17, 2026, the registrant had 207,030,030 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

(Unaudited)

	July 31	January 31
	2025	2025
ASSETS
CURRENT ASSETS
Cash	$799	$272
Prepaid expenses	6,925	-
Other receivable	169	-
Total current assets	7,893	272

LONG-TERM ASSET
Equipment and vehicle, net	9,127	14,106
Total long-term asset	9,127	14,106

Total assets	$17,020	$14,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	559,492	494,751
Income tax payable	336,094	313,722
Advances from related party	917,020	810,105
Total current liabilities	4,223,606	4,029,578

Total liabilities	4,223,606	4,029,578

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued and outstanding.	20,703	20,703
Additional paid-in capital	1,245,600	1,245,600
Accumulated deficit	(5,472,889)	(5,281,503)
Total stockholders' deficit	(4,206,586)	(4,015,200)

Total liabilities and stockholders' deficit	$17,020	$14,378

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	99,067	218,662	168,214	435,493

Loss from operations	(99,067)	(218,662)	(168,214)	(435,493)

Net loss from operations before provision for income taxes	(99,067)	(218,662)	(168,214)	(435,493)

Provision for income tax expense	(11,778)	-	(23,172)	-
Net loss	$(110,845)	$(218,662)	$(191,386)	$(435,493)

Net loss per share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Six Months Ended July 31, 2025

	Common Stock		Additional		Total
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, January 31, 2025	207,030,030	$20,703	$1,245,600	$(5,281,503)	$(4,015,200)
Net loss	-	-	-	(80,541)	(80,541)
Balance, April 30, 2025	207,030,030	20,703	1,245,600	(5,362,044)	(4,095,741)
Net loss	-	-	-	(110,845)	(110,845)
Balance, July 31, 2025	207,030,030	$20,703	$1,245,600	$(5,472,889)	$(4,206,586)

For the Three and Six Months Ended July 31, 2024

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Number of shares	Amount	capital	Deficit	Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)
Stock-based compensation	-	-	41,217	-	41,217
Net loss	-	-	-	(216,831)	(216,831.00)
Balance, April 30, 2024	207,030,030	20,703	1,176,906	(4,723,412)	(3,525,803)
Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(218,662)	(218,662)
Balance, July 31, 2024	207,030,030	$20,703	$1,218,122	$(4,942,074)	$(3,703,249)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,386)	$(435,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,979	4,979
Non-cash lease expense	-	89,652
Stock-based compensation	-	82,433
Changes in assets and liabilities:
Prepaid expenses	(6,925)	(39,725)
Deposits	-	23,614
Other receivable	(169)	-
Accounts payable and other payables	64,741	25,432
Change in operating lease liability	-	(93,334)
Income tax and franchise tax expenses payable	22,372	-
Advances from related party for operating expenses	104,415	335,998
Net cash used in operating activities	(1,973)	(6,444)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	2,500	11,956
Net cash provided by financing activity	2,500	11,956

Net change in cash	527	5,512
Cash at beginning of period	272	13
Cash at end of period	$799	$5,525

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activity
Stock-based compensation for restricted common shares	$-	$82,433

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

July 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of July 31, 2025, the Company had cash of $799, total current assets of $7,893, and total current liabilities of $4,223,606, resulting in a working capital deficit of $4,215,713. The Company incurred a net loss of $191,386 and has negative operating cash flows from operating activities of $1,973 for the six months ended July 31, 2025. The Company also has an accumulated deficit of $5,472,889 as of July 31, 2025.

The Company’s minimal cash balance, recurring operating losses, and significant working capital deficit raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Based on current cash resources of $799 as of July 31, 2025, management estimates that the Company’s existing cash is not sufficient to fund operations for even one month without additional financing. In addition, a substantial portion of the Company’s liabilities, including related-party payables and advances, are unsecured, non-interest-bearing, and payable on demand. The Company does not have formal repayment agreements in place, and if such obligations were called, the Company would not have sufficient liquidity to satisfy them. The accounts payable to a related party is subject to a deferral agreement dated May 18, 2026. See Notes 4 and 8.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31,2025, filed with the SEC on June  8, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

As a result, the Company has determined that it operates as a single operating and reportable segment. The Company’s historical operations were conducted within a single line of business and substantially all long-lived assets are located in the United States. Accordingly, no additional segment disclosures are required.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Significant estimates include but are not limited to tax expense valuation allowances, and the assessment of the Company’s ability to continue as a going concern. Management bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $799 and $272 and had no cash equivalents as of July 31, 2025, and January 31, 2025, respectively.

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the six months ended July 31, 2025, and 2024.

Equipment, Depreciation, Amortization, and Capitalization

Equipment and vehicle are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates the useful life of necessary equipment is three to five years and vehicle is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicle and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the year ended January 31, 2024, the Company recognized impairment of furniture and equipment and computer of $10,449.

During the six months ended July 31, 2025, and 2024, the Company recognized depreciation of $4,979 and $4,979, respectively.

As of July 31, 2025, and January 31, 2025, a vehicle and equipment consisted of the following:

	July 31,	January 31,
	2025	2025
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(53,421)	(48,442)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$9,127	$14,106

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

All accounts payable presented as of July 31, 2025, are classified as current liabilities. The Company did not incur any material interest or penalties on past due balances during the periods presented.

As of July 31, 2025, and January 31, 2025, the Company’s accounts payable – related party totaled $2,411,000. On May 18, 2026, the Company entered into a deferred payment agreement with related party as it relates to the related party accounts payable, whereby both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance. The Company does not have written agreements governing the repayment terms of accounts payable -related-party balances. These obligations are unsecured, non-interest-bearing, and payable on demand.

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

The Company did not generate any revenue during the six months ended July 31, 2025, and 2024 and currently does not have active revenue-generating operations.

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

The income tax payable balance of $336,094 and $313,722 as of July 31, 2025, and January 31, 2025, respectively, primarily relates to historical tax liabilities incurred in prior periods. During the six months ended July 31, 2025, and 2024, the Company recognized $ 23,172 and $0 interest and penalties associated with historical tax obligation relating to fiscal year 2022 and paid $800 and $0 tax expenses, respectively.

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

For the six months ended July 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six Months Ended
	July 31,
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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies, and management has adopted ASC 830, “Foreign Currency Translation Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency-denominated transactions or balances are included in selling, general and administrative expenses in the statement of operations.

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

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the six months ended July 31, 2025, and 2024, the Company received cash advances of $2,500 and $11,956, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, related party paid operating expense on behalf of the Company totaling $104,415 and $335,998, respectively. These advances are unsecured, non-interest-bearing, and payable on demand. As of July 31, 2025, and January 31, 2025, the total amount of related party’ advances outstanding were $917,020 and $810,105, respectively.

Due to Related Party

In prior years, the Company historically sourced its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of July 31, 2025. This shareholder is also family members of the Company’s Chairman. As of July 31, 2025, and January 31, 2025, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of July 31, 2025, and January 31, 2025, the Company does not have written agreements governing the repayment terms of advances from related party. These obligations are unsecured, non-interest-bearing, and payable on demand.

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

During the six months ended July 31, 2025, and 2024, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued and outstanding as of July 31, 2025, and January 31, 2025.

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

For the six months ended July 31, 2025, and 2024, the Company recognized stock-based compensation of $0 and $82,433, respectively.

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

There were no lease transactions classified as finance leases for the six months ended July 31, 2025, and 2024.

The table below summarizes the components of operating lease costs related to operating leases for the three and six months ended July 31, 2025, and 2024.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 31		July 31
	2025	2024	2025	2024
Operating lease cost	$-	$39,996	$-	$79,991
Short-term lease cost	-	-	-	-
Variable lease cost	-	15,072	-	25,180
Total lease cost	$-	$55,068	$-	$105,171

Supplementary information on cash flow and other information for leasing activities for the six months ended July 31, 2025, and 2024 are as follows:

	Six Months Ended
	July 31
	2025	2024
Cash paid for operating cash flows from operating leases	$-	$96,075

Remaining lease term - operating leases (year)	-	0.00
Discount rate — operating leases	-	10.00%

Supplemental balance sheet information related to leases was as follows:

As of July 31, 2025, and January 31, 2025, the operating lease right-of-use asset and operating lease liabilities were $0.

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

As of July 31, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of July 31, 2025, through the date the financial statements were issued. Based on our evaluation, no material events have occurred that require disclosure, other than as described below.

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

During the three and six months ended July 31, 2025, and 2024, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of July 31, 2025, we have not reinitiated revenue-generating operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended July 31, 2025, which are included herein.

Our operating results for the three and six months ended July 31, 2025, and 2024 and the changes between those periods for the respective items are summarized as follows.

For the three months ended July 31, 2025, compared to the three months ended July 31, 2024

	Three Months Ended
	July 31
	2025	2024	Changes
Revenues	$-	$-	$-
Operating expenses	99,067	218,662	(119,595)
Loss from operations	(99,067)	(218,662)	119,595
Provision for income tax expense	(11,778)	-	(11,778)
Net loss	$(110,845)	$(218,662)	$107,817

Revenue

During the three months ended July 31, 2025, and 2024, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $99,067 for the three months ended July 31, 2025, compared with $218,662 for the three months ended July 31, 2024. For the three months ended July 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $35,200 and $58,324, stock-based compensation of $0 and $41,216, lease expenses of $0 and $55,068, salaries and related expenses of $57,812 and $51,838, depreciation of $2,490 and $2,490 and general and administrative expenses of $3,565 and $9,726, respectively.

Provision for Income Taxes Expenses

We did not record a current income tax provision for the three months ended July 31, 2025, or 2024, based on our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the three months ended July 31, 2025, we recognized $11,778 of interest and penalties accrued on historical income tax obligations attributable to fiscal year 2022. In accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, this amount is presented within the income tax expense line on the statement of operations and does not represent a current provision on operating income. No such interest or penalty charges were incurred during the three months ended July 31, 2024.

Net Loss

We had a net loss of $110,845 for the three months ended July 31, 2025, and $218,662 for the three months ended July 31, 2024. The decrease in net loss of $107,817 was primarily due to lower operating expenses, including reductions in professional fees, lease expenses, stock-based compensation, and general and administrative costs, offset by an increase in salaries and related expenses and provision for income tax expenses.

For the six months ended July 31, 2025, compared to the six months ended July 31, 2024

	Six Months Ended
	July 31
	2025	2024	Changes
Revenues	$-	$-	$-
Operating expenses	168,214	435,493	(267,279)
Loss from operations	(168,214)	(435,493)	267,279
Provision for income taxes	(23,172)	-	(23,172)
Net loss	$(191,386)	$(435,493)	$244,107

Revenue

During the six months ended July 31, 2025, and 2024, we did not generate any revenue. During the year 2023, we suspended commercial sales activity while evaluating our operating model and funding alternatives. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $168,214 for the six months ended July 31, 2025, compared with $435,493 for the six months ended July 31, 2024. For the six months ended July 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $38,700 and $90,350, stock-based compensation of $0 and $82,433, lease expenses of $0 and $105,171, salaries and related expenses of $115,625 and $136,416, depreciation of $4,979 and $4,979 and general and administrative expenses of $8,910 and $16,144, respectively.

Provision for Income Taxes Expenses

We did not record the current income tax provision for the six months ended July 31, 2025, or 2024 due to our net operating loss position and full valuation allowance against deferred tax assets.

However, during the six months ended July 31, 2025, we recognized $23,172 interest and penalties accrued on historical income tax attributable to fiscal year 2022, of which $11,778 was recognized during the three months ended July 31, 2025. In accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, these amounts are presented within the income tax expense line on the statement of operations and do not represent a current provision on operating income. No such interest, penalty, or minimum tax charges were incurred during the six months ended July 31, 2024.

Net Loss

We had a net loss of $191,386 for the six months ended July 31, 2025, and $435,493 for the six months ended July 31, 2024. The decrease in net loss of $244,107 was primarily due to lower operating expenses, including the elimination of lease expenses, the completion of stock-based compensation recognition, salaries and related expenses and general and administrative costs, offset by increases in provision for income tax expenses.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency as of July 31, 2025, and January 31, 2025.

	July 31	January 31,
	2025	2025	Change
Current assets	$7,893	$272	$7,621
Current liabilities	$4,223,606	$4,029,578	$194,028
Working capital (deficiency)	$(4,215,713)	$(4,029,306)	$(186,407)

As of July 31, 2025, and January 31, 2025, current assets were comprised of $799 and $272 in cash, $6,925 and $0 in prepaid expenses, $169 and $0 in other receivable, respectively.

As of July 31, 2025, and January 31, 2025, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $559,492 and $494,751 in accounts payable and other payables, $336,094 and $313,722 in income tax and franchise tax expenses payable and $917,020 and $810,105 in advances from related party, respectively.

Our working capital deficiency increased by $186,407, or 4.63%, to $4,215,713 as of July 31, 2025, compared to working capital deficiency of $4,029,306 as of January 31, 2025. The increase was primarily attributable to increases in advances from a related party, accounts payable and other payables, and accrued historical tax obligations. Advances paid directly by related parties on our behalf for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of our liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms. Our related party accounts payable is subject to the May 18, 2026, deferral agreement. Given our current financial condition, there can be no assurance that we will be able to continue operations absent additional capital. We may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance primarily relates to historical tax liabilities, and no current income tax provision was recognized due to our net operating loss position and full valuation allowance. During the six months ended July 31, 2025, we recognized $23,172 interest and penalties on historical income tax obligations relating to fiscal year 2022, which are classified as income tax expense in accordance with our policy under ASC 740-10-45-25.

Cash Flow Data

The following table summarizes our cash flows for the six months ended July 31, 2025, and 2024:

	Six Months Ended
	July 31
	2025	2024	Change
Cash used in operating activities	$(1,973)	$(6,444)	$4,471
Cash provided by financing activity	$2,500	$11,956	$(9,456)
Net change in cash	$527	$5,512	$(4,985)

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

We had $799 in cash as of July 31, 2025, and our existing liquidity and cash resources are not sufficient to fund planned operations for the next twelve months without additional capital. The continuation of our business depends on our ability to raise funds and generate future revenue.

Cash Flows from Operating Activities

For the six months ended July 31, 2025, net cash flows used in operating activities were $1,973, consisting of a net loss of $191,386, adjusted for depreciation expense of $4,979, advances from related party for operating expenses of $104,415, accrued income-tax related interest and penalties of $22,372, and a net change in working capital of $57,647.

For the six months ended July 31, 2024, net cash flows used in operating activities was $6,444, consisting of a net loss of $435,493, adjusted for depreciation expense of $4,979, advances from related party for operating expenses of $335,998, non-cash lease expenses of $89,652, stock-based compensation of $82,433 and increased by a net change in working capital of $84,013.

Cash Flows from Investing Activities

We had no investing activities during the six months ended July 31, 2025, and 2024.

Cash Flows from Financing Activities

During the six months ended July 31, 2025, and 2024, net cash provided by financing activities consisted of related party advances of $2,500 and $11,956, respectively.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of July 31, 2025, we had an accumulated deficit of $5,472,889, a working capital deficiency of $4,215,713, and negative operating cash flow of $1,973, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. Management’s plans to alleviate substantial doubt are dependent upon obtaining additional financing and therefore cannot be considered probable of being effectively implemented.

Off-Balance Sheet Arrangements

As of July 31, 2025, we did not have any off-balance sheet arrangements.

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

Significant estimates and assumptions reflected in the financial statements for the quarter ended July 31, 2025, include, but are not limited to:

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

As of the end of the fiscal quarter ended July 31, 2025, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of July 31, 2025, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the six months ended July 31, 2025. As of July 31, 2025, we had cash of $799, total assets of $17,020, total liabilities of $4,223,606, an accumulated deficit of $5,472,889, negative operating cash flows used of $1,973 and a stockholders’ deficit of $4,206,586. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we are not currently conducting commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in the current period ended July 31, 2025, or fiscal year ended January 31, 2025, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

As of July 31, 2025, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $917,020 in advances from related party, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

On May 18, 2026, we entered into a deferred payment agreement with a related party , both parties agreed to defer collection efforts for a period of twenty -four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance of $2,411,000.

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

Management concluded that our internal control over financial reporting was not effective as of July 31, 2025, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of July 31, 2025, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We did not issue any equity securities for the quarter ended July 31, 2025.

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

VITASPRING BIOMEDICAL CO., LTD.

Date: June 17, 2026	/s/ Ssu-Chuan Lai
Ssu-Chuan Lai
President and Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

