Form 10-Q
period 2025-10-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-06-17
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

(Unaudited)

	October 31	January 31
	2025	2025
ASSETS
CURRENT ASSETS
Cash	$1,960	$272
Prepaid expenses	7,698	-
Other receivable	169	-
Total current assets	9,827	272

LONG-TERM ASSET
Equipment and vehicle, net	6,638	14,106
Total long-term asset	6,638	14,106

Total assets	$16,465	$14,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	609,352	494,751
Income tax payable	342,879	313,722
Advances from related party	1,002,338	810,105
Total current liabilities	4,365,569	4,029,578

Total liabilities	4,365,569	4,029,578

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued and outstanding	20,703	20,703
Additional paid-in capital	1,245,600	1,245,600
Accumulated deficit	(5,615,407)	(5,281,503)
Total stockholders' deficit	(4,349,104)	(4,015,200)

Total liabilities and stockholders' deficit	$16,465	$14,378

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	135,733	117,927	303,947	553,420

Loss from operations	(135,733)	(117,927)	(303,947)	(553,420)

Net loss from operations before provision for income taxes	(135,733)	(117,927)	(303,947)	(553,420)

Provision for income tax expense	6,785	78,365	29,957	78,365
Net loss	$(142,518)	$(196,292)	$(333,904)	$(631,785)

Net loss per share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Nine Months Ended October 31, 2025

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Number of shares	Amount	Paid -in Capital	Deficit	Deficit

Balance, January 31, 2025	207,030,030	$20,703	$1,245,600	$(5,281,503)	$(4,015,200)
Net loss	-	-	-	(80,541)	(80,541)
Balance, April 30, 2025	207,030,030	20,703	1,245,600	(5,362,044)	(4,095,741)
Net loss	-	-	-	(110,845)	(110,845)
Balance, July 31, 2025	207,030,030	20,703	1,245,600	(5,472,889)	(4,206,586)
Net loss	-	-	-	(142,518)	(142,518)
Balance, October 31, 2025	207,030,030	$20,703	$1,245,600	$(5,615,407)	$(4,349,104)

For the Three and Nine Months Ended October 31, 2024

	Common Stock		Additional	Accumulated	Total Stockholders'
	Number of shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)
Stock-based compensation	-	-	41,217	-	41,217
Net loss	-	-	-	(216,831)	(216,831)
Balance, April 30, 2024	207,030,030	$20,703	$1,176,906	$(4,723,412)	$(3,525,803)
Stock-based compensation	-	-	41,216	-	41,216
Net loss	-	-	-	(218,662)	(218,662)
Balance, July 31, 2024	207,030,030	$20,703	$1,218,122	$(4,942,074)	$(3,703,249)
Stock-based compensation	-	-	27,478	-	27,478
Net loss	-	-	-	(196,292)	(196,292)
Balance, October 31, 2024	207,030,030	$20,703	$1,245,600	$(5,138,366)	$(3,872,063)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,904)	$(631,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,468	7,468
Non-cash lease expense	-	89,652
Stock-based compensation	-	109,911
Changes in assets and liabilities:
Prepaid expenses	(7,698)	(39,725)
Deposits	-	23,614
Other receivable	(169)	-
Accounts payable and other payables	114,601	106,950
Change in operating lease liability	-	(93,334)
Income tax expenses payable	29,157	78,365
Advances from related party for operating expenses	187,733	335,999
Net cash used in operating activities	(2,812)	(12,885)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	4,500	14,934
Net cash provided by financing activity	4,500	14,934

Net change in cash	1,688	2,049
Cash at beginning of period	272	13
Cash at end of period	$1,960	$2,062

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activity
Stock-based compensation for restricted common shares	$-	$109,911

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

October 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of October 31, 2025, the Company had cash of $1,960, total current assets of $9,827, and total current liabilities of $4,365,569, resulting in a working capital deficit of $4,355,742. The Company incurred a net loss of $333,904 and has negative operating cash flows from operating activities of $2,812 for the nine months ended October 31, 2025. The Company also has an accumulated deficit of $5,615,407 as of October 31, 2025.

The Company’s minimal cash balance, recurring operating losses, and significant working capital deficit raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Based on current cash resources of $1,960 as of October 31, 2025, management estimates that the Company’s existing cash is not sufficient to fund operations for even one month without additional financing. In addition, a substantial portion of the Company’s liabilities, including related-party payables and advances, are unsecured, non-interest-bearing, and payable on demand. The Company does not have formal repayment agreements in place, and if such obligations were called, the Company would not have sufficient liquidity to satisfy them. The accounts payable to a related party is subject to a deferral agreement dated May 18, 2026. See Notes 4 and 8.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $1,960 and $272 and had no cash equivalents as of October 31, 2025, and January 31, 2025, respectively.

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the nine months ended October 31, 2025, and 2024.

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

During the nine months ended October 31, 2025, and 2024, the Company recognized depreciation of $7,468 and $7,468, respectively.

As of October 31, 2025, and January 31, 2025, a vehicle and equipment consisted of the following:

	October 31,	January 31,
	2025	2025
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(55,910)	(48,442)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$6,638	$14,106

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

All accounts payable presented as of October 31, 2025, are classified as current liabilities. The Company did not incur any material interest or penalties on past due balances during the periods presented.

As of October 31, 2025, and January 31, 2025, the Company’s accounts payable – related party totaled $2,411,000. On May 18, 2026, the Company entered into a deferred payment agreement with related party as it relates to the related party accounts payable, whereby both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance. The Company does not have written agreements governing the repayment terms of accounts payable -related-party balances. These obligations are unsecured, non-interest-bearing, and payable on demand.

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

The Company did not generate any revenue during the nine months ended October 31, 2025, and 2024 and currently does not have active revenue-generating operations.

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

The income tax payable balance of $342,879 and $313,722 as of October 31, 2025, and January 31, 2025, respectively, primarily relates to historical tax liabilities incurred in prior periods. During the nine months ended October 31, 2025, the Company recognized $29,957 in interest and penalties associated with historical tax obligation relating to fiscal year 2022 and paid $800 tax expenses. During the nine months ended October 31, 2024, the Company recognized $78,365 in interest and penalties associated with historical tax obligations relating to fiscal year 2022, all of which was recognized during the three months ended October 31, 2024.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of October 31, 2025, and 2024.

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

In accordance with ASC 740-10-45-25, the decision as to whether to classify interest expenses related to income taxes as a component of income tax expense or interest expense is an accounting policy election. Penalties are also allowed to be classified as a component of income tax expense or another expense classification (e.g., selling, general and administrative expense) depending on the reporting entity’s accounting policy. The Company disclosed interest and penalty associated with historical tax obligations relating to fiscal year 2022, as income tax expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual periods after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which makes minor corrections, clarifications, and enhancements across the FASB Accounting Standards Codification. ASU2025-12 is effective for the Company for its fiscal year and all interim periods beginning February 1, 2027, on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the nine months ended October 31, 2025, and 2024, the Company received cash advances of $4,500 and $14,934, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, related party paid operating expenses on behalf of the Company totaling $187,733 and $335,999, respectively. These advances are unsecured, non-interest-bearing, and payable on demand. As of October 31, 2025, and January 31, 2025, the total amount of related parties’ advances outstanding were $1,002,338 and $810,105, respectively.

Due to Related Party

In prior years, the Company historically sourced its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of October 31, 2025. These shareholders are also family members of the Company’s Chairman. As of October 31, 2025, and January 31, 2025, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of October 31, 2025, and January 31,2025, the Company does not have written agreements governing the repayment terms of advances from related party. These obligations are unsecured, non-interest-bearing, and payable on demand. No assurance can be provided that related parties will continue to provide financial support or refrain from demanding repayment.

On May 18, 2026, the Company entered into a deferred payment agreement with a related party as it relates to its accounts payable whereby both parties agreed to defer any collection efforts for a period of twenty -four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding accounts payable balance of $2,411,000. The Company has not adopted a formal-related-party transaction policy, and all such transactions are approved by management. These related-party relationships and financial dependencies are further discussed under “Risk Factors–Risk Related to Related-Party Transactions and Conflicts of Interest.”

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Certificate of Incorporation is 500,000,000, $0.0001 par value.

During the nine months ended October 31, 2025, and 2024, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued and outstanding as of October 31, 2025, and January 31, 2025.

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

For the nine months ended October 31, 2025, and 2024, the Company recognized stock-based compensation of $0 and $109,911, respectively.

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

There were no lease transactions classified as finance leases for the nine months ended October 31, 2025, and 2024.

The table below summarizes the components of operating lease costs related to operating leases for the three and nine months ended October 31, 2025, and 2024.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2025	2024	2025	2024
Operating lease cost	$-	$-	$-	$79,991
Short-term lease cost	-	-	-	-
Variable lease cost	-	-	-	25,180
Total lease cost	$-	$-	$-	$105,171

Supplementary information on cash flow and other information for leasing activities for the nine months ended October 31, 2025, and 2024 are as follows:

	Nine Months Ended
	October 31
	2025	2024
Cash paid for operating cash flows from operating leases	$-	$96,075

Remaining lease term - operating leases (year)	-	0.00
Discount rate — operating leases	-	10.00%

Supplemental balance sheet information related to leases was as follows:

As of October 31, 2025, and January 31, 2025, the operating lease right-of-use asset and operating lease liabilities were $0.

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

As of October 31, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of October 31, 2025, through the date the financial statements were issued. Based on our evaluation, no material events have occurred that require disclosure, other than as described below.

On May 18, 2026, the Company entered into a deferred payment agreement with a related party for amount of $2,411,000, both parties agreed to defer collection efforts for a period of twenty -four (24) months from May 18, 2026 and the related party will not demand immediate repayment of the outstanding balance of $2,411,000  (see Note 4).

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

During the nine months ended October 31, 2025, and 2024, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of October 31, 2025, we have not reinitiated revenue-generating operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended October 31, 2025, which are included herein.

Our operating results for the nine months ended October 31, 2025, and 2024 and the changes between those periods for the respective items are summarized as follows.

For the three months ended October 31, 2025, compared to the three months ended October 31, 2024

	Three Months Ended
	October 31
	2025	2024	Changes
Revenues	$-	$-	$-
Operating expenses	135,733	117,927	17,806
Loss from operations	(135,733)	(117,927)	(17,806)
Provision for income tax expense	(6,785)	(78,365)	71,580
Net loss	$(142,518)	$(196,292)	$53,774

Revenue

We generated no revenue during the three months ended October 31, 2025, and 2024, respectively. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $135,733 for the three months ended October 31, 2025, compared with $117,927 for the three months ended October 31, 2024. For the three months ended October 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $69,910 and $26,357, stock-based compensation of $0 and $27,477, salary and related expenses of $57,813 and $57,813, depreciation of $2,489 and $2,489 and general and administrative expenses of $5,521 and $3,791, respectively.

Provision for Income Taxes Expenses

We did not record a current income tax provision on our operating losses for the three months ended October 31, 2025, and 2024, due to our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the three months ended October 31, 2025, and 2024, we recognized $6,785 and $78,365, respectively, in interest and penalties on historical income tax obligations relating to fiscal year 2022, which are classified as income tax expense in accordance with ASC 740-10-45-25.

Net Loss

We had a net loss of $142,517 for the three months ended October 31, 2025, and $196,292 for the three months ended October 31, 2024. The decrease in net loss of $53,775 was primarily due to lower operating expenses, including reductions in stock-based compensation, and provision for income tax expenses offset by an increase in professional fees and general and administrative costs.

For the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024

	Nine Months Ended
	October 31
	2025	2024	Changes
Revenues	$-	$-	$-
Operating expenses	303,947	553,420	(249,473)
Loss from operations	(303,947)	(553,420)	249,473
Provision for income tax expense	(29,957)	(78,365)	48,408
Net loss	$(333,904)	$(631,785)	$297,881

Revenue

We generated no revenue during the nine months ended October 31, 2025, and 2024, respectively. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $303,947 for the nine months ended October 31, 2025, compared with $553,420 for the nine months ended October 31, 2024. For the nine months ended October 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $108,610 and $116,707, stock-based compensation of $0 and $109,911, lease expenses of $0 and $105,171, salary and related expenses of $173,438 and $194,229, depreciation of $7,468 and $7,468 and general and administrative expenses of $14,431 and $19,935, respectively.

Provision for Income Taxes Expenses

We did not record a current income tax provision on our operating losses for the nine months ended October 31, 2025, and 2024, due to our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the nine months ended October 31, 2025, and 2024, we recognized $29,957 and $78,365, respectively, interest and penalties on historical income tax obligations relating to fiscal year 2022, which are classified as income tax expense in accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, these amounts are presented within the income tax expense line on the statement of operations and do not represent a current provision on operating income.

Net Loss

We had a net loss of $333,904 for the nine months ended October 31, 2025, and $631,785 for the nine months ended October 31, 2024. The decrease in net loss of $297,881 was primarily due to lower operating expenses, including reductions in professional fees, lease expenses, stock-based compensation, salaries and related expenses, general and administrative costs and provision for income tax expenses.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency as of October 31, 2025, and January 31, 2025.

	October 31	January 31,
	2025	2025	Change
Current assets	$9,827	$272	$9,555
Current liabilities	$4,365,569	$4,029,578	$335,991
Working capital (deficiency)	$(4,355,742)	$(4,029,306)	$(326,436)

As of October 31, 2025, and January 31, 2025, current assets were comprised of $1,960 and $272 in cash, $7,698 and $0 in prepaid expenses, $169 and $0 in other receivable, respectively.

As of October 31, 2025, and January 31, 2025, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $609,352 and $494,751 in accounts payable and other payables, $342,879 and $313,722 in income tax and franchise tax expenses payable and $1,002,338 and $810,105 in advances from related party, respectively.

Our working capital deficiency increased by $326,436, or 8.10%, to $4,355,742 as of October 31, 2025, compared to working capital deficiency of $4,029,306 as of January 31, 2025. The increase was primarily attributable to an increase in advances from related party, income tax payable, accounts payable and other payables. Advances paid directly by related parties on our behalf for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of our liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms. Our related party accounts payable is subject to the May 18, 2026, deferral agreement. Given our current financial condition, there can be no assurance that we will be able to continue operations absent additional capital. We may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance of $342,879 as of October 31, 2025, primarily relates to historical tax liabilities incurred in prior periods. We did not record a current income tax provision on operating losses due to our net operating loss position and a full valuation allowance. During the nine months ended October 31, 2025, and 2024, we recognized $29,957 and $78,365, respectively, in interest and penalties on historical income tax obligations relating to fiscal year 2022, classified as income tax expense in accordance with ASC 740-10-45-25.

Cash Flow Data

The following table summarizes our cash flows for the nine months ended October 31, 2025, and 2024:

	Nine Months Ended
	October 31
	2025	2024	Change
Cash used in operating activities	$(2,812)	$(12,885)	$10,073
Cash provided by financing activity	$4,500	$14,934	$(10,434)
Net change in cash	$1,688	$2,049	$(361)

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended October 31, 2025, net cash flows used in operating activities was $2,812, consisting of a net loss of $333,904, reduced by depreciation expense of $7,468, advances from related party for operating expenses of $187,733, income tax expenses payable of $29,157 and a net change in working capital of $106,734.

For the nine months ended October 31, 2024, net cash flows used in operating activities was $12,885, consisting of a net loss of $631,785, reduced by depreciation expense of $7,468, advances from related party for operating expenses of $335,999, non-cash lease expenses of $89,652, stock-based compensation of $109,911, income tax expenses payable of $78,365 and increased by a net change in working capital of $2,495.

Cash Flows from Investing Activities

We had no investing activities during the nine months ended October 31, 2025, and 2024.

Cash Flows from Financing Activity

During the nine months ended October 31, 2025, and 2024, we had financing inflow of $4,500 and $14,934 from advances from related party, respectively.

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

Going Concern

We evaluate our ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. This evaluation requires us to assess whether conditions or events raise substantial doubt about our ability to meet our obligations as they become due during the twelve months following the issuance of these financial statements. As discussed in Note 2 to the financial statements, we have limited liquidity and substantial obligations that may be payable on demand.

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of October 31, 2025, we had a net loss of $333,904 and an accumulated deficit of $5,615,407, a working capital deficiency of $4,355,742, and negative operating cash flow of $2,812, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern. Management’s plans to alleviate substantial doubt are dependent upon obtaining additional financing and therefore cannot be considered probable of being effectively implemented.

Off-Balance Sheet Arrangements

As of October 31, 2025, we did not have any off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, income tax valuation allowances and the assessment of our ability to continue as a going concern. Our significant accounting policies are described in Note 3 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to income tax valuation allowances and the going concern assessment.

Significant estimates and assumptions reflected in the financial statements for the quarter ended October 31, 2025, include, but are not limited to:

Going Concern Assessment

In accordance with ASC 205-40, we evaluate whether conditions or events raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements. This assessment requires management to evaluate liquidity, forecasted cash flows, and the availability of financing or related-party support. As discussed in Note 2 to the financial statements, we have limited liquidity and substantial obligations that may be payable on demand.

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

As of the end of the fiscal quarter ended October 31, 2025, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of October 31, 2025, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in routine litigation incidental to the conduct of our business. Management believes that no pending litigation matters to which it is a party is likely to have a material adverse effect on our financial condition or results of operations.

As previously disclosed in our Form 10-K for the fiscal year ended January 31, 2023, and in our Report on Form 8-K filed August 11, 2025, certain of our former officers are involved in civil and criminal proceedings in Taiwan relating to alleged unauthorized use of proprietary know-how and intellectual property. We are not a named party to these proceedings.

As of October 31, 2025, and through the date of issuance of these financial statements, management is not aware of any developments that would cause us to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the nine months ended October 31, 2025. As of October 31, 2025, we had cash of $1,960, total assets of $16,465, total liabilities of $4,365,569, an accumulated deficit of $5,615,407,negative operating cash flows used of $2,812 and a stockholders’ deficit of $4,349,104. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

RISKS RELATED TO OUR DEVELOPMENT-STAGE STATUS AND BUSINESS STRATEGY

We are not currently conducting commercial operations and have not generated revenue in the current periods presented.

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we are not currently conducting commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in the current period ended October 31, 2025, or the prior fiscal year ended January 31, 2025, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

As of October 31, 2025, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $1,002,338 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. The continuation of related-party financial support is not assured.

On May 18, 2026, we entered into a deferred payment agreement with a related party, both parties agreed to defer collection efforts for a period of twenty -four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance of $2,411,000.

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

Management concluded that our internal control over financial reporting was not effective as of October 31, 2025, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of October 31, 2025, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We did not issue any equity securities for the quarter ended October 31, 2025.

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
Ssu-Chuan Lai
Director, President and Chief Executive Officer

