Form 10-K
period 2026-01-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-06-17
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of July 31, 2025, the aggregate market value of the registrant’s voting and non-voting common stock equity held by non-affiliates could not be reliably determined because the common stock was thinly traded and there was limited publicly available information regarding non-affiliate holdings. There were 154,730,010 shares held by non-affiliates as of that date.

As of June 17, 2026, the registrant had 207,030,030 shares of common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (this “Report”) is being filed after its original due date. We are working to regain full compliance with our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as otherwise indicated, all information contained in this Report is presented as of January 31, 2026.

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

Research and Development

Overview

We did not conduct any research and development (“R&D”) activities or incur R&D expenses during the fiscal years ended January 31, 2026, and 2025. However, we plan to explore and implement R&D programs in the future once sufficient funding becomes available. Our objective is to advance proprietary cell-based biomedical technologies, including our X.msc mesenchymal stem-cell platform and exosome-based formulations, with a focus on applications for regenerative medicine, preventive health, and functional wellness.

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

R&D Expenditures

We did not incur material research and development expenses during the fiscal years ended January 31, 2026, and January 31, 2025.

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

The worldwide regenerative-medicine market has grown rapidly over the past decade, driven by improvements in stem-cell science, exosome research, and biomaterial engineering. According to publicly available industry reports, the regenerative medicine market was estimated at approximately $48 billion in year 2025 and is projected grow to approximately $58 billion in 2026 to continue to expand at a double-digit compound annual growth rate as clinical adoption increases and regulatory frameworks mature. At the same time, global demand for preventive health and anti-aging solutions has surged as populations age and consumers become more health conscious.

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

We have not generated revenue during the fiscal years ended January 31, 2026, and 2025. As of January 31, 2026, we had cash of $2,084, total assets of $14,676, total liabilities of $4,445,244, an accumulated deficit of $5,696,871, negative operating cash flows used of $2,688 and a stockholders’ deficit of $4,430,568. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we have not commenced commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in fiscal year 2026 or fiscal year 2025, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Annual Report, we are not actively developing, manufacturing, or marketing any products.

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

As of January 31, 2026, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $1,037,983 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. On May 18, 2026, the Company entered into a deferred payment agreement for its accounts payable with a related party. Both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026. The continuation of related-party financial support is not assured.

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

Management concluded that our internal control over financial reporting was not effective as of January 31, 2026, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of January 31, 2026, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

Item 2. Properties.

We do not own any real property and currently lease our offices located at 5225 Canyon Crest Drive, Suite 71-825, Riverside, CA 92507. Our lease is for a virtual office space, and our rent is $33 per month. Our telephone number is (949) 202-9235. During fiscal year 2024 and 2023, we maintained a branch office located at 1F., No. 95, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, where the former management team operated. From August 2021 to July 2024, we maintained our principal executive offices at 400 Spectrum Center Dr., Suite 1620, Irvine, CA 92618. In May 2025, we relocated to our current address, which serves as our current executive office as of the date of this report.

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

As of January 31, 2026, and through the date of issuance of these financial statements, management is not aware of any developments that would cause us to conclude that these matters will have a material adverse effect on our financial condition or results of operations.

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

There is very limited public trading in our common stock. During the fiscal years ended January 31, 2026, and January 31, 2025, trading volume was minimal, and no consistent bid or ask quotations were reported. The high and low bid quotations presented below reflect limited market activity and may not represent actual trading prices or an active market for our common stock.

	High	Low
Fiscal Quarters for the Fiscal Year ended January 31, 2026(1)
January 31, 2026	$1.00	$1.00
October 31, 2025	$1.00	$1.00
July 31, 2025	$1.00	$1.00
April 30, 2025	$1.00	$0.15

Fiscal Quarters for the Fiscal Year Ended January 31, 2025
January 31, 2025	$16.00	$0.10
October 31, 2024	$16.00	$16.00
July 31, 2024	$16.00	$16.00
April 30, 2024	$16.00	$16.00

Because our stock trades infrequently and with low volume, investors may have difficulty buying or selling shares at desired prices or at all. We make no representation that an active or liquid trading market exists or will develop in the future.

As of January 31, 2026, there were approximately 703 shareholders of record of our common stock. This number does not include beneficial owners who hold their shares in “street name” through brokerage firms or other nominees.

As of June 17, 2026, we had 207,030,030 shares of common stock issued and outstanding held by 708 shareholders.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the fiscal year ended January 31, 2026.

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

The information contained in our filings, including any forward-looking statements, is made as of the date of the respective documents. We do not undertake any obligation to update such statements or documents, except as required by applicable law.

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

Development-Stage Status

Although we describe a long-term business strategy involving regenerative medicine technologies, as of January 31, 2026:

•	We were not engaged in commercial manufacturing or distribution.
•	We were not conducting clinical trials.
•	We had not incurred research and development expenses.
•	We had not obtained FDA or other regulatory approvals.

Our ability to transition to operational status will require substantial additional capital and regulatory compliance infrastructure.

Results of Operation

For the year ended January 31, 2026, compared to year ended January 31, 2025

	Years Ended
	January 31
	2026	2025	Changes
Revenues	$-	$-	$-
Operating expenses	385,411	679,914	(294,503)
Loss from operations	(385,411)	(679,914)	294,503
Provision for income taxes expense	(29,957)	(95,008)	65,051
Net loss	$(415,368)	$(774,922)	$359,554

Revenue

We generated no revenue during the fiscal years ended January 31, 2026, and 2025, respectively. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $385,411 for the year ended January 31, 2026, compared with $679,914 for the year ended January 31, 2025. For the years ended January 31, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $125,673 and $180,700, stock-based compensation of $0 and $109,911, lease expenses of $0 and $99,171, salary and related expenses of $231,250 and $252,041, depreciation of $9,957 and $9,957, franchise interest and penalty related to delay payment of franchise tax of $555 and $0, and general and administrative expenses of $17,976 and $28,135, respectively.

Provision for Income Taxes

We did not record a current income tax provision on our operating losses for the years ended January 31, 2026, and 2025, due to our net operating loss position and a full valuation allowance against deferred tax assets. However, during the years ended January 31, 2026, and 2025, we recognized $29,957 and $95,008, respectively, in interest and penalties on historical income tax obligations relating to fiscal year 2022. In accordance with ASC 740-10-45-25, these amounts are classified as income tax expense in our statements of operations.

Net Loss

We had a net loss of $415,368 for the year ended January 31, 2026, compared to $774,922 for the year ended January 31, 2025. The decrease in net loss of $359,554 was primarily due to lower operating expenses, including reductions in professional fees, lease expenses, stock-based compensation, salary and related expenses, and general and administrative costs and reduced in provision for income tax expenses.

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

The following table summarizes our changes in working capital deficiency as of January 31, 2026, and 2025:

	January 31	January 31,
	2026	2025	Change
Current assets	$10,527	$272	$10,255
Current liabilities	$4,445,244	$4,029,578	$415,666
Working capital (deficiency)	$(4,434,717)	$(4,029,306)	$(405,411)

As of January 31, 2026, and 2025, current assets were comprised of $2,084 and $272 in cash, $8,443 and $0 in prepaid expense respectively.

As of January 31, 2026, and 2025, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $652,027 and $494,751 in accounts payable and other payables, $344,234 and $313,722 in income tax and franchise tax payable and $1,037,983 and $810,105 in advances from related parties, respectively.

Our working capital deficiency increased by $405,411, or 10.06%, to $4,434,717 as of January 31, 2026, compared to working capital deficiency of $4,029,306 as of January 31, 2025. The increase was primarily due to an increase in advances from related party, accounts payable and other payable and income tax payable. The advances paid directly by related parties on our behalf for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of our liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms, our related party accounts payable is subject to the May 18, 2026, deferral agreement. Given our current financial condition, there can be no assurance that we will be able to continue operations absent additional capital. We may be required to significantly curtail or cease operations if financing is not obtained in the near term.

We did not record a current income tax provision on our operating losses for the years ended January 31, 2026, and 2025, due to our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the years ended January 31, 2026, and 2025, we recognized $29,957 and $95,008, respectively, in interest and penalties on historical income tax obligations relating to fiscal year 2022. In accordance with ASC 740-10-45-25, these amounts are classified as income tax expense in our statements of operations.

Cash Flow Data

The following table summarizes our cash flows for the years ended January 31, 2026, and 2025:

	Years Ended
	January 31
	2026	2025	Change
Cash used in operating activities	$(2,688)	$(14,675)	$11,987
Cash provided by financing activity	$4,500	$14,934	$(10,434)
Net change in cash	$1,812	$259	$1,553

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2026, net cash flows used in operating activities was $2,688, consisting of a net loss of $415,368, reduced by depreciation expense of $9,957, advances from related party for operating expenses of $223,378, income tax expenses payable of $29,957, franchise interest and penalty payable of $555 and reduced by a net change in working capital of $148,833.

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

Cash Flows from Investing Activities

We had no investing activities during the years ended January 31, 2026, and 2025.

Cash Flows from Financing Activity

During the years ended January 31, 2026, and 2025, we had financing inflow of $4,500 and $14,934 from advances from related parties, respectively.

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

Our financial statements have been prepared assuming we will continue as a going concern. As of January 31, 2026, we had a net loss of $415,368, an accumulated deficit of $5,696,871, a working capital deficiency of $4,434,717, and negative operating cash flow of $2,688, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements.

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

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, but not limited to tax expense valuation allowances and the assessment of our ability to continue as a going concern. Our significant accounting policies are described in Note 3 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to stock-based compensation, lease accounting, and going concern assessment.

Significant estimates and assumptions reflected in the financial statements for the years ended January 31, 2026 and 2025, include, but are not limited to:

Going Concern Assessment

In accordance with ASC 205-40, we evaluate whether conditions or events raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements. This assessment requires management to evaluate liquidity, forecasted cash flows, and the availability of financing or related-party support. As discussed in Note 2 of the financial statements, we have limited liquidity and substantial obligations that may be payable on demand.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VitaSpring Biomedical Co. Ltd.

5225 Canyon Crest Drive,

Suite 71-825,

Riverside,

CA 92507

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VitaSpring Biomedical Co. Ltd. (the “Company”) as of January 31, 2026 and 2025, and the related statements of operations, statements of changes in stockholders’ deficit, and statements of cash flows for each of the years in the two-year period ended January 31, 2026, and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026 and 2025, in conformity with the accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $415,368, an accumulated deficit of $5,696,871 and negative cash flows from operating activities amounting to $2,688 for year ended January 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia
June 17, 2026

 PCAOB ID: 6723

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

	January 31	January 31
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$2,084	$272
Prepaid expenses	8,443	-
Total current assets	10,527	272

LONG-TERM ASSET
Equipment and vehicle, net	4,149	14,106
Total long-term asset	4,149	14,106

Total assets	$14,676	$14,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	652,027	494,751
Income tax payable	344,234	313,722
Advances from related party	1,037,983	810,105
Total current liabilities	4,445,244	4,029,578

Total liabilities	4,445,244	4,029,578

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued and outstanding.	20,703	20,703
Additional paid-in capital	1,245,600	1,245,600
Accumulated deficit	(5,696,871)	(5,281,503)
Total stockholders' deficit	(4,430,568)	(4,015,200)

Total liabilities and stockholders' deficit	$14,676	$14,378

The accompanying notes are an integral part of these audited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

	Years Ended
	January 31
	2026	2025

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
Selling, general and administrative expenses	385,411	679,914

Loss from operations	(385,411)	(679,914)

Net loss from operations before provision for income taxes	(385,411)	(679,914)

Provision for income tax expense	(29,957)	(95,008)
Net loss	$(415,368)	$(774,922)

Net loss per share: Basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030

The accompanying notes are an integral part of these audited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2026, AND 2025

	Common Stock		Additional		Total
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance, January 31, 2024	207,030,030	$20,703	$1,135,689	$(4,506,581)	$(3,350,189)
Stock-based compensation	-	-	109,911	-	109,911
Net loss	-	-	-	(774,922)	(774,922)
Balance, January 31, 2025	207,030,030	20,703	1,245,600	(5,281,503)	(4,015,200)
Net loss	-	-	-	(415,368)	(415,368)
Balance, January 31, 2026	207,030,030	$20,703	$1,245,600	$(5,696,871)	$(4,430,568)

The accompanying notes are an integral part of these audited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

	Years Ended
	January 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(415,368)	$(774,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,957	9,957
Non-cash lease expense	-	89,652
Stock-based compensation	-	109,911
Changes in assets and liabilities:
Prepaid expenses	(8,443)	-
Deposits	-	23,614
Accounts payable and other payables	157,276	155,750
Change in operating lease liability	-	(93,334)
Income tax and franchise tax expenses	30,512	95,008
Advances from related party for operating expenses	223,378	369,689
Net cash used in operating activities	(2,688)	(14,675)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	4,500	14,934
Net cash provided by financing activity	4,500	14,934

Net change in cash	1,812	259
Cash at beginning of period	272	13
Cash at end of period	$2,084	$272

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activities
Stock-based compensation for restricted common shares	$-	$109,911

The accompanying notes are an integral part of these audited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Financial Statements

January 31, 2026, and 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of January 31, 2026, the Company had cash of $2,084, total current assets of $10,527, and total current liabilities of $4,445,244, resulting in a working capital deficit of $4,434,717. The Company incurred a net loss of $415,368 and negative cash flows from operating activities of $2,688 for the year ended January 31, 2026. The Company also has an accumulated deficit of $5,696,871 as of January 31, 2026.

The Company’s minimal cash balance, recurring operating losses, and significant working capital deficit raises substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

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

The Company’s historical operations were conducted in a single line of business, and substantially all long-lived assets are located in the United States. Accordingly, no additional segment disclosures are required.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities at the date the financial statements including, but not limited to, tax expense valuation allowances, and the assessment of our ability to continue as a going concern. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $2,084 and $272 and had no cash equivalents as of January 31, 2026, and 2025, respectively.

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the years ended January 31, 2026, and 2025.

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

During the years ended January 31, 2026, and 2025, the Company recognized depreciation of $9,957 and $9,957, respectively.

As of January 31, 2026, and 2025, vehicle and equipment consisted of the following:

	January 31,	January 31,
	2026	2025
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computer	3,471	3,471
	72,997	72,997
Accumulated depreciation	(58,399)	(48,442)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$4,149	$14,106

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

All accounts payable presented as of January 31, 2026, and 2025, are classified as current liabilities. The Company did not incur any material interest or penalties on past due balances during the periods presented.

On May 18, 2026, we entered into a written deferred payment agreement with a related party with respect to our $2,411,000 of accounts payable owed to that related party, under which the related party agreed to defer collection efforts for a period of twenty-four (24) months commencing May 18, 2026 and not to demand repayment of the outstanding balance during that period. Notwithstanding this deferral, substantial doubt about our ability to continue as a going concern continues to exist because we do not have sufficient cash to fund our operating expenditure over the next twelve months without additional financing.

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

The carrying value of cash and the Company’s advances from related party approximates its fair value due to their short-term maturity.

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

The income tax payable balance of $344,234 and $313,722 as of January 31, 2026, and 2025, primarily relates to historical tax liabilities incurred in prior periods and franchise tax expenses. During the year ended January 31, 2026, and 2025, the Company recognized $29,957 and $95,008 interest and penalty associated with historical tax obligation relating to fiscal year 2022, respectively. In accordance with ASC 740-10-45-25, these amounts are classified as income tax expense in our statements of operations.

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

The Company did not generate any revenue during the years ended January 31, 2026, and 2025 and currently does not have active revenue-generating operations.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of January 31, 2026, and 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive transactions with owners, such as capital investments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2026, and 2025, there were no differences between the Company’s comprehensive loss and net loss.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842. The Company’s non-cancelable office lease commenced August 2021 and expired July 2024. As of January 31, 2026, and 2025, the Company had no ROU assets, no lease liabilities, and no remaining lease obligations or contingencies. See Note 6.

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

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the years ended January 31, 2026, and 2025, the Company received advances totaling $4,500 and $14,934, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder, in addition the operating expenses of $223,378 and $369,689 were paid on behalf of the Company, respectively. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2026, and 2025, the total amount of shareholder advances outstanding was $1,037,983 and $810,105, respectively.

Due to Related Party

In prior years, the Company sourced its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of January 31, 2026. This shareholder is also family members of the Company’s Chairman. As of January 31, 2026, and 2025, amounts due to this related party totalled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of January 31, 2026, and 2025, the Company does not have written agreements governing the repayment terms of related-party balances. These obligations are unsecured, non-interest-bearing, and payable on demand.

On May 18, 2026, the Company entered into a deferred payment agreement with a related party., Both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, and the related party will not demand immediate repayment of the outstanding balance. No assurance can be provided that related parties will continue to provide financial support or refrain from demanding repayment.

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

During the years ended January 31, 2026, and 2025, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued and outstanding as of January 31, 2026, and 2025.

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

For the years ended January 31, 2026, and 2025, the Company recognized stock-based compensation of $0 and $109,911, respectively.

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

There were no lease transactions classified as finance leases for the years ended January 31, 2026, and 2025.

The table below summarizes the components of operating lease costs related to operating leases for the years ended January 31, 2026, and 2025.

The components of lease expense were as follows:

	Years Ended
	January 31,
	2026	2025
Operating lease cost	$-	$79,991
Variable lease cost	-	19,180
Total lease cost	$-	$99,171

Supplementary information on cash flow and other information for leasing activities for the years ended January 31, 2026, and 2025 are as follows:

	Years Ended
	January 31,
	2026	2025
Cash paid for operating cash flows from operating leases	$-	$96,075

Remaining lease term - operating leases (year)	-	0.00
Discount rate — operating leases	-	10.00%

Supplemental balance sheet information related to leases consists of:

As of January 31, 2026, and 2025, the operating lease right-of-use asset and operating lease liabilities were $0.

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

As of January 31, 2026, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 8 – INCOME TAXES

The Company did not record a current income tax provision on its operating losses for the years ended January 31, 2026, and 2025, due to its net operating loss position and a full valuation allowance against deferred tax assets. In accordance with ASC 740-10-45-25, the Company has elected to classify interest and penalties on income tax obligations as income tax expense. The income tax payable balance of $344,234 and $313,722 as of January 31, 2026, and 2025, primarily relates to historical tax liabilities incurred in prior periods and franchise tax expenses. During the years ended January 31, 2026, and 2025, the Company recognized $29,957 and $95,008, respectively, in interest and penalties on historical income tax obligations relating to fiscal year 2022. In addition, during the year ended January 31, 2026, the Company recognized $555 of interest and penalties related to the late payment of franchise tax, which is included in general and administrative expenses.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of January 31, 2026. The Company has incurred a net operating loss (NOL) of $5,974,373.

Federal net operating loss carryforwards generated in tax years beginning after December 31, 2017, carry forward indefinitely; any net operating losses generated in earlier tax years expire 20 years after the year in which they were generated. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code.  The Company files U.S. federal and California state income tax returns, which remain subject to examination for the periods provided under the applicable statutes of limitations.

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	January 31,	January 31,
	2026	2025
Net Operating Loss	$(385,411)	$(679,914)
Statutory federal income tax rate	21%	21%
Income Tax expense	(80,936)	(142,782)
Less: valuation allowance	80,936	142,782
Income Tax expense	$-	$-

Net deferred tax assets consist of the following components as of January 31, 2026, and 2025:

	January 31,	January 31,
	2026	2025
Net operating carryforward	$5,974,373	$5,588,962
Statutory federal income tax rate	21%	21%
Tax benefit of net operating loss carryforward	(1,254,618)	(1,173,682)
Valuation allowance	1,254,618	1,173,682
Deferred income tax assets	$-	$-

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of January 31, 2026, through the date the financial statements were issued. Based on our evaluation, no material subsequent events have occurred that require disclosure or adjustment other than as described below.

On May 18, 2026, the Company entered into a deferred payment agreement regarding its accounts payable to a related party for the amount of $2,411,000, whereby both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026 (see Note 4).

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

As of the end of the fiscal year ended January 31, 2026, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of January 31, 2026, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address of Executive Officer and/or Director	Age	Position	Served Since

Ssu-Chuan Lai, Ph.D. 5225 Canyon Crest Dr., Ste 71-825 Riverside CA 92507	41	Chairperson, Chief Executive Officer, President, CFO, Treasurer, and Secretary	August 7, 2025

Ssu-Chuan Lai, Ph.D. has served as our sole director, chief executive officer, president, chief financial officer and treasurer, and secretary since August 7, 2025.

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

The board of directors elects our executive officers annually. A majority vote of directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. From January 31, 2023, to August 7, 2025, we had only 2 directors. The name, address, age and position of our former four officers and former two directors were as follows:

Name and Address of Executive Officer and/or Director	Age	Position	Served Since

Pao-Chi Chu 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	71	President, Chairman	January 21, 2020

Cheng-Hsiang Kao 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	71	Chief Executive Officer, Secretary, Director	January 21, 2020

Che-Li Lin 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	60	Chief Technical Officer	January 21, 2020

Yen-Hsun Chen 10F, No. 93, Section 1 Xintaiwu Rd., XiZhi Dist. New Taipei City, 221, TWN	40	Technical Vice President	January 21, 2020

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

Mr. Che-Li Lin served as our Chief Technical Officer from January 21, 2020, until his resignation on August 7, 2025. From 2017 until 2020, Mr. Lin served as the Tech. VP of Mucho Biotech Co., Ltd. From 2010 until 2016, he was a Project manager of Da Jer Biotech Co., Ltd. Mr. Lin is a graduate of National Taiwan University, MS, Institute of Biochemistry.

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

Principal Executive Offices

During fiscal 2024 and 2023, we maintained a branch office located at 1F., No. 95, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, where the former management team operated. From August 2021 to July 2024, we maintained our principal executive offices at 400 Spectrum Center Dr., Suite 1620, Irvine, CA 92618. In May 2025, we relocated our executive offices to 5225 Canyon Crest Dr., Suite 71-825, Riverside, CA 92507. The Riverside location serves as our current executive office as of the date of this report.

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

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by our current and former named executive Officers (“NEOs”) for the years ended January 31, 2026, and 2025.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ssu-Chuan Lai(1)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-

Pao-Chi Chu(2)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-

Cheng-Hsiang Kao(3)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-

Che-Li Lin(4)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-

Yen-Hsun Chen(5)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-

(1)	Ms. Lai has served as Chairperson, Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary since her appointment on August 7, 2025.
(2)	Mr. Chu served as Chairman of the Board until his resignation on August 7, 2025.
(3)	Mr. Kao served as Chief Executive Officer and a director until his resignation on August 7, 2025.
(4)	Mr. Lin served as Chief Technical Officer until his resignation on August 7, 2025.
(5)	Mr. Chen served as Technical Vice President until his resignation on August 7, 2025.

Director Compensation(1)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Ssu-Chuan Lai	-	-	-	-	-	-	-
Pao-Chi Chu	-	-	-	-	-	-	-
Cheng-Hsiang Kao	-	-	-	-	-	-	-

(1)	Neither our current sole director nor our former directors received any compensation for the fiscal years ended January 31, 2026, or 2025.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us or our subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

Security ownership of certain beneficial owners

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 17, 2026, of (i) each of our current directors, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of our common stock, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Title of Class	Name and address of beneficial owner(1)	Number of Shares Beneficially Owned	Percent of class(2)
Common Stock	Named Executive Officers and Directors
Common Stock	Pao-Chi Chu(3)*	25,000,000	12.08
Common Stock	Cheng-Hsiang Kao(4)*	12,000,000	5.80
Common Stock	Che-Li Lin(5)*	2,000,010	0.97
Common Stock	Yen-Hsun Chen(6)*	13,000,010	6.28
Common Stock	Ssu-Chuan Lai(9)	300,000	0.15
Common Stock	Li-Li Chu(7)	39,999,980	19.32
Common Stock	Lin-Lin Chu(8)	17,000,000	8.21

	All (former) directors, executive officers, and greater than 5% shareholders	109,300,000	52.81%

 * Former officer and/or director; resigned August 7, 2025.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o VitaSpring Biomedical Co., Ltd., 5225 Canyon Crest Drive, Suite 71-825, Riverside, CA 92507.

(2)	Percentage of beneficial ownership is based upon 207,030,030 shares of common stock.

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

(5)	Che-Li Lin’s address is No. 210, 7th Neighborhood, Jilin Rd., Zhongshal Dist, Taipei City, 10469, Taiwan

(6)	Yen-Hsun Chen’s address is 4F, No. 22, Ln. 119, Zhulin Rd., Yonghe Dist, New Taipei City, 234 Taiwan

(7)	8F-7, No. 81, Sec. 3, Bade Rd., Songshan Dist., Taipei City, 10500 Taiwan

(8)	No 43-6, Shicaoikeng, Sanshi Dist., New Taipei City, 252, Taiwan

(9)	Ssu-Chuan Lai is Director, President, Chief Executive Officer and Principal Financial Officer as of the filling of this report

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not currently have a formal written policy for the review, approval, or ratification of related party transactions. As of the date of this filing, our sole director and principal executive officer is Ms. Ssu-Chuan Lai.

Advances from Related Party

During the years ended January 31, 2026, and 2025, we received advances totaling $4,500 and $14,934 from Cheng-Hsiang Kao, our former Chief Executive Officer and a major shareholder, in addition the operating expenses of $223,378 and $369,689 were paid on our behalf, respectively. These advances are unsecured, non-interest bearing, and payable on demand. As of January 31, 2026, and 2025, the total amount of shareholder advances outstanding was $1,037,983 and $810,105, respectively.

Due to Related Party

Historically, we sourced certain inventory and materials exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of our outstanding common shares as of January 31, 2026. These shareholders are also family members of our former Chairman. As of January 31, 2026, and 2025, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets. On May 18, 2026, we entered into a deferred payment agreement with a related party for the accounts payable amount. Both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026

Director Independence

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

Item 14. Principal Accountant Fees and Services.

Set forth below is a summary of certain fees paid to our independent auditor, JP Centurion & Partners PLT for services for the fiscal years 2026 and 2025.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$43,950	$23,950
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$43,950	$23,950

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

The following documents are filed as part of this report:

The Financial Statements of VitaSpring Biomedical Co., Ltd. for each of the two fiscal years in the years ended January 31, 2026, and January 31, 2025, together with the report of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F-14 of this Report.

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

