Form 10-Q
period 2026-04-30
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-06-17
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

(Unaudited)

	April 30	January 31
	2026	2026
ASSETS
CURRENT ASSETS
Cash	$8,167	$2,084
Prepaid expenses	1,605	8,443
Total current assets	9,772	10,527

LONG-TERM ASSET
Equipment and vehicle, net	1,660	4,149
Total long-term asset	1,660	4,149

Total assets	$11,432	$14,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,411,000	$2,411,000
Accounts payable and other payables	711,641	652,027
Income tax payable	342,852	344,234
Advances from related party	1,052,351	1,037,983
Total current liabilities	4,517,844	4,445,244

Total liabilities	4,517,844	4,445,244

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value, 500,000,000 shares authorized 207,030,030 shares issued and outstanding.	20,703	20,703
Additional paid-in capital	1,245,600	1,245,600
Accumulated deficit	(5,772,715)	(5,696,871)
Total stockholders' deficit	(4,506,412)	(4,430,568)

Total liabilities and stockholders' deficit	$11,432	$14,676

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30
	2026	2025

Revenues	$-	$-

Operating Expenses
Selling, general and administrative expenses	75,844	69,147

Loss from operations	(75,844)	(69,147)

Net loss from operations before provision for income taxes	(75,844)	(69,147)

Provision for income tax expenses	-	(11,394)
Net loss	$(75,844)	$(80,541)

Net loss per share: Basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended April 30, 2026

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Number of shares	Amount	Paid -in Capital	Deficit	Deficit

Balance, January 31, 2026	207,030,030	$20,703	$1,245,600	$(5,696,871)	$(4,430,568)

Net loss	-	-	-	(75,844)	(75,844)
Balance, April 30, 2026	207,030,030	$20,703	$1,245,600	$(5,772,715)	$(4,506,412)

For the Three Months Ended April 30, 2025

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Number of shares	Amount	Paid -in Capital	Deficit	Deficit

Balance, January 31, 2025	207,030,030	$20,703	$1,245,600	$(5,281,503)	$(4,015,200)

Net loss	-	-	-	(80,541)	(80,541)
Balance, April 30, 2025	207,030,030	$20,703	$1,245,600	$(5,362,044)	$(4,095,741)

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,844)	$(80,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,489	2,489
Changes in assets and liabilities:
Prepaid expenses	6,838	(295)
Accounts payable and other payables	59,614	35,732
Income tax and franchise tax expenses payable	(1,382)	11,394
Advances from related party for operating expenses	14,368	30,434
Net cash provided by (used in) operating activities	6,083	(787)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	500
Bank overdraft	-	15
Net cash provided by financing activities	-	515

Net change in cash	6,083	(272)
Cash at beginning of period	2,084	272
Cash at end of period	$8,167	$-

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$163	$-

See the accompanying Notes, which are an integral part of this unaudited financial statement.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

April 30, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of April 30, 2026, the Company had cash of $8,167, total current assets of $9,772, and total current liabilities of $4,517,844, resulting in a working capital deficit of $4,508,072. The Company incurred a net loss of $75,844 and positive operating cash flows from operating activities of $6,083 for the three months ended April 30, 2026. The Company also has an accumulated deficit of $5,772,715 as of April 30, 2026.

The Company’s minimal cash balance, recurring operating losses, and significant working capital deficit raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Based on current cash resources of $8,167 as of April 30, 2026, management estimates that the Company’s existing cash is not sufficient to fund operations without additional financing. In addition, a substantial portion of the Company’s liabilities, including related-party payables and advances, are unsecured, non-interest-bearing, and payable on demand. The Company does not have formal repayment agreements in place as it relates to the related party advances, and if such obligations were called, the Company would not have sufficient liquidity to satisfy them. The accounts payable to a related party is subject to a deferral agreement dated May 18, 2026. See Notes 4.

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

The accompanying unaudited interim financial statements should be read in conjunction with the unaudited interim financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended January 31, 2026, as filed with the SEC on June 17, 2026.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant estimates include, but are not limited to, but are not limited to tax expense valuation allowances, and the assessment of the Company’s ability to continue as a going concern. Management bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $8,167 and $2,084 and had no cash equivalents as of April 30, 2026, and January 31, 2026, respectively.

Prepaid Expenses

Prepaid expenses are recorded at cost, net of amortization.

Impairment of Long-lived Assets

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. No impairment charges were recorded during the three months ended April 30, 2026, and 2025.

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

During the three months ended April 30, 2026, and 2025, the Company recognized depreciation of $2,489 and $2,489, respectively.

As of April 30, 2026, and January 31, 2026, a vehicle and equipment consisted of the following:

	April 30,	January 31,
	2026	2026
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computers	3,471	3,471
	72,997	72,997
Accumulated depreciation	(60,888)	(58,399)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$1,660	$4,149

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

The Company did not generate any revenue during the three months ended April 30, 2026, and 2025 and currently does not have active revenue-generating operations.

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

The income tax payable balance of $342,852 and $344,234 as of April 30, 2026, and January 31, 2026, respectively, primarily relates to historical income tax liabilities and franchise tax expenses incurred in prior periods. During the three months ended April 30, 2026, and 2025, the Company recognized $0 and $11,394 interest and penalties associated with historical tax obligation relating to fiscal year 2022 and paid $1,382 and $0 franchise tax and expenses, respectively. In accordance with ASC 740-10-45-25, these amounts are classified as income tax expense in our statements of operations.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of April 30, 2026, and 2025.

Recently Issued Accounting Pronouncements

 In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our fiscal year ending January 31, 2026. The Company has adopted ASU 2023-09 since January 31,2026.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending January 31, 2027. The Company adopted ASU 2025-05 during the quarter ended April 30, 2026. The adoption did not have a material impact on the Company's financial statements.

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

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the three months ended April 30, 2026, and 2025, the Company received cash advances of $0 and $500, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, the operating expense of $14,368 and $30,434 were paid on behalf of the Company, respectively. These advances are unsecured, non-interest-bearing, and payable on demand. As of April 30, 2026, and January 31, 2026, the total amount of related parties’ advances outstanding were $1,052,351 and $1,037,983, respectively.

Due to Related Party

In prior years, the Company sources its inventory exclusively from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of April 30, 2026. This shareholder is also family members of the Company’s Chairman. As of April 30, 2026, and January 31, 2026, amounts due to this related party totalled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of April 30, 2026, and January 31, 2026, the Company does not have written agreements governing the repayment terms of related-party balances. These obligations are unsecured, non-interest-bearing, and payable on demand.

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

During the three months ended April 30, 2026, and 2025, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued and outstanding as of April 30, 2026, and January 31, 2026.

Note 6 – COMMITMENTS AND CONTINGENCIES

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

As of April 30, 2026, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of April 30, 2026, through the date the financial statements were issued. Based on our evaluation, no material subsequent events have occurred that require disclosure or adjustment other than as described below.

On May 18, 2026, the Company entered into a deferred payment agreement regarding its amounts payable to a related party for the amount of $2,411,000, whereby both parties agreed to defer collection efforts for a period of twenty -four (24) months from May 18, 2026 (see Note 4).

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

During the three months ended April 30, 2026, and 2025, we did not generate any revenue as we restructured our commercial strategy, evaluated supplier and regulatory considerations, and assessed future business direction.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Evaluation of future commercialization strategy,
•	Maintenance of regulatory positioning,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of April 30, 2026, we have not reinitiated revenue-generating operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended April 30, 2026, which are included herein.

Our operating results for the three months ended April 30, 2026, and 2025 and the changes between those periods for the respective items are summarized as follows.

For the three months ended April 30, 2026, compared to the three months ended April 30, 2025

	Three Months Ended
	April 30
	2026	2025	Changes
Revenues	$-	$-	$-
Operating expenses	75,844	69,147	6,697
Loss from operations	(75,844)	(69,147)	(6,697)
Provision for income tax expenses	-	(11,394)	11,394
Net loss	$(75,844)	$(80,541)	$4,697

Revenue

We generated no revenue during the three months ended April 30, 2026, and 2025, respectively. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $75,844 for the three months ended April 30, 2026, compared with $69,147 for the three months ended April 30, 2025. For the three months ended April 30, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $12,200 and $3,500, salaries and related expenses of $57,813 and $57,813, depreciation of $2,489 and $2,489 and general and administrative expenses of $3,342 and $5,345, respectively.

Provision for Income Taxes Expenses

We did not record a current income tax provision on our operating losses for the three months ended April 30, 2026, and 2025, due to our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the three months ended April 30, 2026, and 2025, we recognized $0 and $11,394, respectively, interest and penalties on historical income tax obligations relating to fiscal year 2022, which are classified as income tax expense in accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, these amounts are presented within the income tax expense line on the statement of operations and do not represent a current provision on operating income.

Net Loss

We had a net loss of $75,844 for the three months ended April 30, 2026, and $80,541 for the three months ended April 30, 2025. The decrease in net loss of $4,697 was primarily due to an increase in operating expenses, including professional fees, a decrease in general and administrative expenses and provision for income tax expenses.

Balance Sheet Data

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency as of April 30, 2026, and January 31, 2026.

	April 30	January 31
	2026	2026	Change
Current assets	$9,772	$10,527	$(755)
Current liabilities	$4,517,844	$4,444,244	$72,600
Working capital (deficiency)	$(4,508,072)	$(4,434,717)	$(73,355)

As of April 30, 2026, and January 31, 2026, current assets were comprised of $8,167 and $2,084 in cash, $1,605 and $8,443 in prepaid expenses, respectively.

As of April 30, 2026, and January 31, 2026, current liabilities were comprised of $2,411,000 and $2,411,000 in accounts payable - related party, $711,641 and $652,027 in accounts payable and other payables, $342,852 and $344,234 in income tax and franchise tax payable and $1,052,351 and $1,037,983in advances from related party, respectively.

Our working capital deficiency increased by $73,355, or 1.65%, to $4,508,072 as of April 30, 2026, compared to working capital deficiency of $4,434,717 as of January 31, 2026. The increase was primarily due to an increase in advances from related party and accounts payable and other payables. Advances paid directly by related parties on behalf of the Company for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of the Company’s liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms. Our related party accounts payable is subject to the May 18, 2026, deferral agreement. Given the Company’s current financial condition, there can be no assurance that the Company will be able to continue operations absent additional capital. The Company may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance primarily relates to historical income tax liabilities and franchise tax expenses, and no current income tax was recognized due to our net operating loss position and full valuation allowance. During the three months ended April 30, 2026, and 2025, the Company recognized $0 and $11,394, respectively, in interest and penalties associated with historical income tax liabilities and franchise tax expenses relating to fiscal year 2022, classified as income tax expense in accordance with ASC 740-10-45-25.

Cash Flow Data

The following table summarizes our cash flows for the three months ended April 30, 2026, and 2025:

	Three Months Ended
	April 30
	2026	2025	Change
Cash provided by (used in) operating activities	$6,083	$(787)	$6,870
Cash provided by financing activities	$-	$515	$(515)
Net change in cash	$6,083	$(272)	$6,355

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

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the three months ended April 30, 2026, net cash flows provided by operating activities was $6,083, consisting of a net loss of $75,844, reduced by depreciation expense of $2,489, advances from related party for operating expenses of $14,368, a net change in working capital of $66,452 and increased by franchise tax expenses payment of $1,382.

For the three months ended April 30, 2025, net cash flows used in operating activities $787, consisting of a net loss of $80,541, reduced by depreciation expense of $2,489, advances from related party for operating expenses of $30,434, income tax expenses payable of $11,394 and a net change in working capital of $35,437.

Cash Flows from Investing Activity

We had no investing activities during the three months ended April 30, 2026, and 2025.

Cash Flows from Financing Activities

During the three months ended April 30, 2026, and 2025, the Company received $0 and $515 by financing activities, respectively.

During the three months ended April 30, 2026, and 2025, we had financing inflow of $0 and $500 from advances from related party, $0 and $15 from bank overdraft activity, respectively.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of April 30, 2026, we had a net loss of $75,844 and an accumulated deficit of $5,772,715, a working capital deficiency of $4,508,072, and positive operating cash flows of $6,083, which is due to our limited operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. Management’s plans to alleviate substantial doubt are dependent upon obtaining additional financing and therefore cannot be considered probable of being effectively implemented.

Off-Balance Sheet Arrangements

As of April 30, 2026, we did not have any off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, but are not limited to tax expense valuation allowances, and the assessment of the Company’s ability to continue as a going concern. Our significant accounting policies are described in Note 3 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to stock-based compensation, lease accounting, and going concern assessment.

Significant estimates and assumptions reflected in the financial statements for the quarter ended April 30, 2026, include, but are not limited to:

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

As of the end of the fiscal quarter ended April 30, 2026, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of April 30, 2026, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

We intend to adopt the following remediation plan subject to funding and retaining the appropriate personnel:

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2026, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the three months ended April 30, 2026. As of April 30, 2026, we had cash of $8,167, total assets of $11,432, total liabilities of $4,517,844, an accumulated deficit of $5,772,715, positive operating cash flows of $6,083 and a stockholders’ deficit of $4,506,412. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

Although we describe a long-term strategy involving regenerative medicine technologies, including potential stem-cell and exosome-based applications, we are not currently conducting commercial manufacturing, distribution, or revenue-generating activities. We did not incur research and development expenses in the current period ended April 30, 2026, or fiscal year ended January 31, 2026, have not initiated clinical trials, and have not obtained regulatory approvals. Our limited operating history makes it difficult for investors to evaluate our prospects. As of the date of this Quarterly Report, we are not actively developing, manufacturing, or marketing any products.

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

As of April 30, 2026, we owed $2,411,000 to a related-party vendor, which is owned by our former officer, and $1,052,351 in advances from related parties, including advances made by a former Chief Executive Officer and Chairman of the Board. These obligations are unsecured, and are not subject to formal long-term repayment schedules, and may be payable on demand. On May 18, 2026, the Company entered into a deferred payment agreement for its accounts payable with a related party. Both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026. The continuation of related-party financial support is not assured.

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

Management concluded that our internal control over financial reporting was not effective as of April 30, 2026, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of April 30, 2026, we had federal net operating loss (“NOL”) carryforwards. Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

We did not issue any equity securities for the quarter ended April 30, 2026.

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

