Form 10-Q
period 2026-07-31
VITASPRING BIOMEDICAL CO. LTD.
filed 2026-09-17
CIK 1697884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 17, 2026, the registrant had 207,030,030 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITASPRING BIOMEDICAL CO., LTD.

3

VITASPRING BIOMEDICAL CO., LTD.

BALANCE SHEETS

(Unaudited)

	July 31	January 31
	2026	2026
ASSETS
CURRENT ASSETS
Cash	$13,367	$2,084
Prepaid expenses	1,455	8,443
Total current assets	14,822	10,527

LONG-TERM ASSET
Equipment and vehicle, net	-	4,149
Total long-term asset	-	4,149

Total assets	$14,822	$14,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$-	$2,411,000
Accounts payable and other payables	139,420	169,455
Payroll liability	598,197	482,572
Income tax payable	342,852	344,234
Advances from related party	1,185,582	1,037,983
Total current liabilities	2,266,051	4,445,244

LONG-TERM LIABILITY
Loan payable - related party	2,411,000	-
Total long-term liability	2,411,000	-

Total liabilities	4,677,051	4,445,244

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value; 500,000,000 shares authorized; 207,030,030 shares issued and outstanding as of July 31, 2026 and January 31, 2026.	20,703	20,703
Additional paid-in capital	1,245,600	1,245,600
Accumulated deficit	(5,928,532)	(5,696,871)
Total stockholders’ deficit	(4,662,229)	(4,430,568)

Total liabilities and stockholders’ deficit	$14,822	$14,676

See the accompanying Notes, which are an integral part of these unaudited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	98,174	35,200	110,374	38,700
Payroll expenses	57,813	57,813	115,625	115,625
General and administrative expenses	5,830	6,054	11,662	13,889
Total operating expenses	161,817	99,067	237,661	168,214

Loss from operations	(161,817)	(99,067)	(237,661)	(168,214)

Other income
Other income	6,000	-	6,000	-
Total other income	6,000	-	6,000	-

Net loss before provision for income taxes	(155,817)	(99,067)	(231,661)	(168,214)

Provision for income taxes	-	(11,778)	-	(23,172)
Net loss	$(155,817)	$(110,845)	$(231,661)	$(191,386)

Net loss per share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding: Basic and diluted	207,030,030	207,030,030	207,030,030	207,030,030

See the accompanying Notes, which are an integral part of these unaudited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Six Months Ended July 31, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number of shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2026	207,030,030	$20,703	$1,245,600	$(5,696,871)	$(4,430,568)
Net loss	-	-	-	(75,844)	(75,844)
Balance, April 30, 2026	207,030,030	20,703	1,245,600	(5,772,715)	(4,506,412)
Net loss	-	-	-	(155,817)	(155,817)
Balance, July 31, 2026	207,030,030	$20,703	$1,245,600	$(5,928,532)	$(4,662,229)

For the Three and Six Months Ended July 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number of shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2025	207,030,030	$20,703	$1,245,600	$(5,281,503)	$(4,015,200)
Net loss	-	-	-	(80,541)	(80,541)
Balance, April 30, 2025	207,030,030	20,703	1,245,600	(5,362,044)	(4,095,741)
Net loss	-	-	-	(110,845)	(110,845)
Balance, July 31, 2025	207,030,030	$20,703	$1,245,600	$(5,472,889)	$(4,206,586)

See the accompanying Notes, which are an integral part of these unaudited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,661)	$(191,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,149	4,979
Changes in assets and liabilities:
Prepaid expenses	6,988	(6,925)
Other receivable	-	(169)
Payroll liability	115,625	115,625
Accounts payable and other payables	(30,035)	(50,884)
Income tax and franchise tax expenses payable	(1,382)	22,372
Advances from related party for operating expenses	147,599	104,415
Net cash provided by (used in) operating activities	11,283	(1,973)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	-	2,500
Net cash provided by financing activity	-	2,500

Net change in cash	11,283	527
Cash at beginning of period	2,084	272
Cash at end of period	$13,367	$799

Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash investing and financing activities
Reclassification of accounts payable - related party to loan payable - related party	$2,411,000	$-

See the accompanying Notes, which are an integral part of these unaudited financial statements.

VITASPRING BIOMEDICAL CO., LTD.

Notes to Unaudited Financial Statements

July 31, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of July 31, 2026, the Company had cash of $13,367, total current assets of $14,822, and total current liabilities of $2,266,051, resulting in a working capital deficit of $2,251,229. The Company incurred a net loss of $231,661 and positive cash flows from operating activities of $11,283 for the six months ended July 31, 2026. The Company also has an accumulated deficit of $5,928,532 as of July 31, 2026.

The Company’s minimal cash balance, recurring operating losses, and significant working capital deficit raise substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued. The Company has historically financed its operations through advances from related parties and equity issuances. Management plans to continue seeking additional capital through equity financing, strategic partnerships, and related-party support in order to fund operating expenses and meet its obligations as they become due. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Based on current cash resources of $13,367 as of July 31, 2026, management estimates that the Company’s existing cash is not sufficient to fund operations without additional financing. In addition, a substantial portion of the Company’s liabilities, including related-party payables and advances, are unsecured, non-interest-bearing, and payable on demand. The loan payable to related party is unsecured and non- interest -bearing. The Company does not have formal repayment agreements in place as it relates to the related party advances, and if such obligations were called, the Company would not have sufficient liquidity to satisfy them. The accounts payable to a related party is subject to a deferral agreement dated May 18, 2026 and the related party has agreed to defer collection until May 18, 2028. See Note  4.

Management has concluded that its plans, which depend on obtaining financing that is not within the Company’s control, cannot be considered probable of being effectively implemented and therefore do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. Management evaluated the Company’s ability to continue as a going concern for the one-year period following the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, including Rule 8-03 of Regulation S-X, which governs the form and content of interim financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended January 31, 2026, as filed with the SEC on June 17, 2026.

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

The Company’s operations are conducted within a single line of business, and the Company operates as one reportable segment. As of July 31, 2026, the Company had no long-lived assets, as its vehicle and equipment are fully depreciated and have a net book value of $0. The CODM, who is the Company’s Chief Executive Officer, uses net loss as reported in the statements of operations to assess performance and allocate resources. The significant segment expense categories regularly provided to the CODM are professional fees, payroll expenses and general and administrative expenses.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Significant estimates include, but are not limited, to tax expense valuation allowances, and the assessment of the Company’s ability to continue as a going concern. Management bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash of $13,367 and $2,084 and had no cash equivalents as of July 31, 2026, and January 31, 2026, respectively.

Prepaid Expenses

Prepaid expenses consist of amounts paid in advance for services and are charged to expense over the period benefited.

Equipment, Depreciation, Amortization, and Capitalization

Equipment and vehicle are stated at cost. The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. The Company estimates that the useful life of necessary equipment is 3-5 years and vehicle is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the vehicle and equipment’s useful life are capitalized. Vehicle and equipment sold or retired, together with the related accumulated depreciation, are removed from the appropriate accounts and the resultant gain or loss is included in net income (loss). During the year ended January 31, 2024, the Company recognized impairment of furniture and equipment and computers of $10,449. The Company’s vehicle and equipment became fully depreciated during the three months ended July 31, 2026, and no depreciation will be recorded in subsequent periods.

During the six months ended July 31, 2026, and 2025, the Company recognized depreciation of $4,149 and $4,979, respectively.

As of July 31, 2026, and January 31, 2026, vehicle and equipment consisted of the following:

	July 31,	January 31,
	2026	2026
Vehicle	$49,785	$49,785
Furniture and equipment	19,741	19,741
Computers	3,471	3,471
	72,997	72,997
Accumulated depreciation	(62,548)	(58,399)
Accumulated impairment	(10,449)	(10,449)
Total vehicle and equipment, net	$-	$4,149

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

As of July 31, 2026 and January 31, 2026, the Company’s accounts payable included $0 and $2,411,000 due to a related party, respectively. On May 18, 2026, the Company entered into a written deferred payment agreement with respect to that balance, under which the related party agreed to defer collection efforts for a period of twenty-four (24) months commencing May 18, 2026, interest-free and not to demand repayment of the outstanding balance during that period (see Note 4). Notwithstanding this deferral, substantial doubt about the Company’s ability to continue as a going concern continues to exist because the Company does not have sufficient cash to fund its operating expenditures over the next twelve months without additional financing.

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

The Company did not generate any revenue during the six months ended July 31, 2026, and 2025 and currently does not have active revenue-generating operations.

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

The income tax payable balance of $342,852 and $344,234 as of July 31, 2026, and January 31, 2026, respectively, primarily relates to historical income tax liabilities and franchise tax expenses incurred in prior periods. During the six months ended July 31, 2026, and 2025, the Company recognized $0 and $23,172 interest and penalties associated with historical tax obligation relating to fiscal year 2022. In accordance with ASC 740-10-45-25, these interest and penalties associated with income tax obligations are classified as income tax expense in the Company’s statements of operations.

During the six months ended July 31, 2026 and 2025, the Company paid income taxes of $0 and $0, respectively, During the six months ended July 31, 2026, the Company also paid $1,382 in franchise taxes, which reduced the related historical tax payable balance.

Under ASC 740-10-45-25, the classification of interest and penalties related to income taxes as a component of income tax expense or as another expense classification is an accounting policy election. The Company has elected to classify interest and penalties associated with historical tax obligations relating to fiscal year 2022 as income tax expense.

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

The carrying value of cash, loan payable - related party and the Company’s advances from related party, approximates its fair value due to their short-term maturity.

Basic (Loss) Income Per Share

The Company computes (loss) income per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.

Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares when their inclusion would be anti-dilutive.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of July 31, 2026, and 2025.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and the CODM. The Company adopted ASU 2023-07, and the required disclosures are included in Note 3 – Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our fiscal year ending January 31, 2026. The Company has adopted ASU 2023-09 since January 31, 2026.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 during the period ended July 31, 2026. Because the Company has no revenue, accounts receivable, or contract assets, the adoption had no effect on its financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which makes minor corrections, clarifications, and enhancements across the FASB Accounting Standards Codification. ASU 2025-12 is effective for the Company for its fiscal year and all interim periods beginning February 1, 2027, on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Reclassifications of Prior Period Amounts

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, net loss, or cash flows. The following are the summaries of reclassification:

Balance Sheets:
January 31, 2026	Originally Reported	Reclassification	Current Reported
Accounts payable and other payables	$652,027	$(482,572)	$169,455
Payroll liability	$-	$482,572	$482,572

Statements of Operations:
Six Months ended July 31, 2025	As Reported	Reclassify	As Revised
General and administrative expenses	$168,214	$(154,325)	$13,889
Professional fees	$-	$38,700	$38,700
Payroll expenses	$-	$115,625	$115,625

Three Months ended July 31, 2025	As Reported	Reclassify	As Revised
General and administrative expenses	$99,067	$(93,013)	$6,054
Professional fees	$-	$35,200	$35,200
Payroll expenses	$-	$57,813	$57,813

Statements of Cash Flows
Six Months ended July 31, 2025	As Reported	Reclassify	As Revised
Accounts payable and other payables	$64,741	$(115,625)	$(50,884)
Payroll liability	$-	$115,625	$115,625

Note 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from Related Party

During the six months ended July 31, 2026, and 2025, the Company received cash advances of $0 and $2,500, respectively, from Cheng-Hsiang Kao, the Company’s former Chief Executive Officer and a major shareholder. In addition, the related party paid operating expenses on behalf of the Company totaling $147,599 and $104,415, respectively. These advances are unsecured, non-interest-bearing, and payable on demand. As of July 31, 2026, and January 31, 2026, the total amount of related party’s advances outstanding were $1,185,582 and $1,037,983, respectively.

Due to Related Party

In prior years, the Company sourced all of its inventory from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of July 31, 2026. As of January 31, 2026, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets.

As of January 31, 2026, the Company did not have written agreements governing the repayment terms of related-party balance. These obligations are unsecured, non-interest-bearing, and payable on demand.

On May 18, 2026, the Company entered into a deferred payment agreement with this related party, both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, interest-free and the related party will not demand immediate repayment of the outstanding balance of $2,411,000. No assurance can be provided that related parties will continue to provide financial support or refrain from demanding repayment.

The Company evaluated the modification of terms of new agreement under ASC 470-60, “Troubled Debt Restructuring -TDR”, and concluded that the debt modification constitutes a Troubled Debt Restructuring (TDR). A restructuring of debt qualifies as a TDR when both of the following conditions are present:

•	The Company (as debtor) is experiencing financial difficulty; and
•	The creditor, for economic or legal reasons related to the Company’s financial difficulties, grants a concession that it would not otherwise consider.

Both conditions are present. The Company has not generated any revenue and has financed its operations through advances from a related party, and the related party agreed to a twenty-four month, interest-free deferral of the $2,411,000 balance that it would not otherwise have granted. Because the total future cash payments specified by the new terms ($2,411,000) are not less than the carrying amount of the payable immediately before the restructuring ($2,411,000), no gain is recognized, the carrying amount of the payable is not adjusted, and the new effective interest rate is 0%. Accordingly, no interest expense is recognized over the deferral period and no debt discount is recorded. As of July 31, 2026, the Company reclassified the $2,411,000 balance from current liabilities to long-term liability. No portion of the balance is due within twelve months of July 31, 2026.

Note 5 – EQUITY

Common Stock

The number of authorized shares of common stock under the Articles of Incorporation is 500,000,000, $0.0001 par value.

During the six months ended July 31, 2026, and 2025, the Company did not issue any shares of common stock.

There were 207,030,030 shares of common stock issued and outstanding as of July 31, 2026, and January 31, 2026.

Note 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management believes that no pending litigation matters to which it is a party is likely to have a material adverse effect on the Company’s financial condition or results of operations. There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, and no such proceeding is known by the Company to be contemplated by a governmental authority.

As previously disclosed in our Company’s Form 10-K for the fiscal year ended January 31, 2023, and in its Report on Form 8-K filed August 11, 2025, certain of its former officers are involved in civil and criminal proceedings in Taiwan relating to alleged unauthorized use of proprietary know-how and intellectual property. The Company is not a named party to these proceedings.

As of July 31, 2026, and through the date of issuance of these financial statements, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. Management reviewed all events and transactions that occurred after the balance sheet date of July 31, 2026, through the date the financial statements were issued. These financial statements were issued on September 17, 2026, and subsequent events were evaluated through that date.

Management Transition

On September 7, 2026, the Company completed a transition of its management and board of directors. Effective at 11:56 p.m. Pacific Time on September 7, 2026, Shao-Hsiang Shih was elected as a director of the Company and, effective at 11:57 p.m. Pacific Time, was appointed Chairman of the Board. Effective at the same time, Jing-Zhou Chen was appointed Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company and designated as the Company’s principal executive officer, principal financial officer and principal accounting officer.

Effective at 11:58 p.m. Pacific Time on September 7, 2026, Ssu-Chuan Lai resigned as a director, Chairperson of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company. Dr. Lai’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

No compensation is payable to Mr. Shih for his service as a director or Chairman of the Board or to Mr. Chen for his service as an officer unless and until otherwise determined by the Board.

Based on its evaluation, management has determined that the management transition described above is the only material subsequent event requiring disclosure or adjustment through the date the financial statements were issued.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise indicated, references to “we,” “us,” “our,” or “the Company,” mean VitaSpring Biomedical Co., Ltd.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a biomedical company focused on the wellness, healthy aging, regenerative medicine, preventive healthcare, skincare and anti-aging markets, with an initial focus on Taiwan, Mainland China and Southeast Asia. Our business model is to identify market opportunities and end-user requirements in those markets, to direct the development and manufacture of products designed to meet them, and to sell those products through appointed sales agents and directly to end users.

We conducted commercial operations from our fiscal year ended January 31, 2018 through our fiscal year ended January 31, 2022, generating cumulative revenue of approximately $5.9 million, including $5,613,200 in the fiscal year ended January 31, 2022. Commercial sales were suspended after that period while our supplier requalified its production process and while the regulations governing cell-derived products in our target markets remained unsettled. We have maintained our supplier relationship and our personnel throughout that period and are currently re-establishing our product offerings and sales channels.

Our products are based on PCMSC, a mesenchymal stem cell derived from placental tissue, and on exosome-based materials derived from those cells, with applications in wellness, healthy aging, regenerative medicine, preventive healthcare, skincare and anti-aging. Our products are manufactured by our supplier in Taiwan, which owns and controls the applicable cell culture processes, growth media and formulations. We do not own any issued patents and have no patent applications pending, and we conducted no research and development activities during the fiscal years ended January 31, 2026 and 2025.

We are currently developing two sales channels. The first is a membership subscription program directed at the longevity market in Taiwan, Mainland China and Southeast Asia, under which members would receive a specified quantity of our products according to membership level, developed both through authorized sales agents appointed for particular territories and sales channels and through direct enrollment. The second is a supply relationship with medical clinics serving the longevity market, under which we would supply products to participating clinics for provision to their existing patients. As of the date of this report we have not entered into any agent agreements or clinic supply arrangements. Longer-term objectives include development of a stem cell bank, generation of data and processes capable of being licensed, and expansion of applications in regenerative medicine and related fields.

We currently purchase all of our finished products from one supplier located in Taiwan, which is a related party. The supplier is wholly owned by shareholders who collectively hold more than 20% of our outstanding common shares. We are not party to any exclusivity arrangement with the supplier, and we have no written supply agreement covering future orders. On May 18, 2026, we and the supplier entered into an agreement deferring payment of $2,411,000 of outstanding payables owed to the supplier for twenty-four months without interest (see Note 4 to our financial statements included in Item 1 of this report). The supplier has advised us that future product supply will not be conditioned on repayment of that balance and that future orders may be placed on an advance-deposit basis or on payment terms of approximately 30 to 90 days; those statements are not contractually binding. We expect to enter into specific agreements covering individual orders as those orders are placed, and we are also evaluating additional sources of supply.

In addition to our executive officers, we have two employees: a Vice President, Legal and Operations, who is responsible for our corporate, accounting, SEC reporting, tax and public-market matters and for business development, and a bookkeeper responsible for our accounting records. Compensation for both has been accrued and remains unpaid as a result of our cash position. We do not own or lease any material real property; our principal executive offices are virtual and are provided by a third party under a month-to-month arrangement, and we do not maintain our own laboratory or manufacturing facility.

During the six months ended July 31, 2026, and 2025, we did not generate any revenue. We have not generated revenue since the fiscal year ended January 31, 2022, and our ability to resume sales depends on obtaining capital sufficient to fund initial product purchases and on completing the agent and clinic arrangements described above.

Accordingly, our activities during the current fiscal year have primarily consisted of:

•	Administrative and corporate compliance activities,
•	Re-establishing our product offerings and sales channels,
•	Maintaining our supplier relationship and monitoring regulatory developments affecting cell-derived products in our target markets,
•	Management of related party obligations, and
•	Seeking additional capital to support future operations.

As of July 31, 2026, we have not reinitiated revenue-generating operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended July 31, 2026, which are included herein.

Our operating results for the three and six months ended July 31, 2026, and 2025 and the changes between those periods for the respective items are summarized as follows.

For the three months ended July 31, 2026, compared to the three months ended July 31, 2025

	Three Months Ended
	July 31
	2026	2025	Changes
Revenues	$-	$-	$-
Operating expenses	161,817	99,067	62,750
Loss from operations	(161,817)	(99,067)	(62,750)
Other income	6,000	-	6,000
Provision for income taxes	-	(11,778)	11,778
Net loss	$(155,817)	$(110,845)	$(44,972)

Revenue

We generated no revenue during the three months ended July 31, 2026, and 2025. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $161,817 for the three months ended July 31, 2026, compared with $99,067 for the three months ended July 31, 2025. For the three months ended July 31, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $98,174 and $35,200 relating to our status as a public company, payroll expenses of $57,813 and $57,813, depreciation of $1,660 and $2,490 and general and administrative expenses of $4,170 and $3,564, respectively.

Other Income

During the three months ended July 31, 2026, the Company received security rent deposit refund of $6,000. The security deposit was expensed in prior year, the refund of $6,000 was recognized as other income.

Provision for Income Taxes

We did not record a current income tax provision on our operating losses for the three months ended July 31, 2026, and 2025, due to our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the three months ended July 31, 2026, and 2025, we recognized $0 and $11,778, respectively, interest and penalties on historical income tax obligations relating to fiscal year 2022, which are classified as income tax expense in accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, these amounts are presented within the income tax expense line on the statement of operations and do not represent a current provision on operating income.

Net Loss

We had a net loss of $155,817 for the three months ended July 31, 2026, and $110,845 for the three months ended July 31, 2025. The increase in net loss of $44,972 was primarily due to an increase in operating expenses, other income, and a decrease in provision for income tax expenses.

For the six months ended July 31, 2026, compared to the six months ended July 31, 2025

	Six Months Ended
	July 31
	2026	2025	Changes
Revenues	$-	$-	$-
Operating expenses	237,661	168,214	69,447
Loss from operations	(237,661)	(168,214)	(69,447)
Other income	6,000	-	6,000
Provision for income taxes	-	(23,172)	23,172
Net loss	$(231,661)	$(191,386)	$(40,275)

Revenue

We generated no revenue during the six months ended July 31, 2026, and 2025. We are currently focusing on restructuring our product strategy and developing long-term partnerships rather than pursuing short-term sales.

Operating Expenses

Operating expenses were $237,661 for the six months ended July 31, 2026, compared with $168,214 for the six months ended July 31, 2025. For the six months ended July 31, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $110,374 and $38,700 relating to our status as a public company, payroll expenses of $115,625 and $115,625, depreciation of $4,149 and $4,979 and general and administrative expenses of $7,513 and $8,910, respectively.

Other Income

During the six months ended July 31, 2026, the Company received security rent deposit refund of $6,000. The security deposit was expensed in prior year, the refund of $6,000 was recognized as other income.

Provision for Income Taxes

We did not record a current income tax provision on our operating losses for the six months ended July 31, 2026, and 2025, due to our net operating loss position and a full valuation allowance against deferred tax assets.

However, during the six months ended July 31, 2026, and 2025, we recognized $0 and $23,172, respectively, interest and penalties on historical income tax obligations relating to fiscal year 2022, which are classified as income tax expense in accordance with ASC 740-10-45-25, we have elected to classify interest and penalties related to income tax obligations as income tax expense. Accordingly, these amounts are presented within the income tax expense line on the statement of operations and do not represent a current provision on operating income.

Net Loss

We had a net loss of $231,661 for the six months ended July 31, 2026, and $191,386 for the six months ended July 31, 2025. The increase in net loss of $40,275 was primarily due to an increase in operating expenses, other income, and a decrease in provision for income tax expenses.

Balance Sheet Data

As of July 31, 2026, we had total assets of $14,822, total liabilities of $4,677,051 and a stockholders’ deficit of $4,662,229. The principal balance sheet movements during the six months ended July 31, 2026, were the reclassification of $2,411,000 of accounts payable - related party from current liabilities to long-term liability in connection with the deferred payment agreement entered into on May 18, 2026, and an increase in advances - related party to $1,185,582 as of July 31, 2026 from $1,037,983 as of January 31, 2026, reflecting operating expenses paid directly by a related party on our behalf. Our property and equipment are substantially fully depreciated.

Liquidity and Capital Resources

The following table summarizes our changes in working capital deficiency as of July 31, 2026, and January 31, 2026.

	July 31	January 31
	2026	2026	Change
Current assets	$14,822	$10,527	$4,295
Current liabilities	$2,266,051	$4,445,244	$(2,179,193)
Working capital (deficiency)	$(2,251,229)	$(4,434,717)	$2,183,488

As of July 31, 2026, and January 31, 2026, current assets were comprised of $13,367 and $2,084 in cash, $1,455 and $8,443 in prepaid expenses, respectively.

As of July 31, 2026, and January 31, 2026, current liabilities were comprised of $0 and $2,411,000 in accounts payable - related party, $139,420 and $169,455 in accounts payable and other payables, $598,197 and $482,572 in payroll liability, $342,852 and $344,234 in income tax and franchise tax payable and $1,185,582 and $1,037,983in advances from related party, respectively.

Our working capital deficiency reduced by $2,183,488, or 49.23%, to $2,251,229 as of July 31, 2026, compared to working capital deficiency of $4,434,717 as of January 31, 2026. The improvement in working capital was due  to the reclassification of $2,411,000 of accounts payable - related party to a long-term loan payable pursuant to the deferred payment agreement dated May 18, 2026; total liabilities increased from $4,445,244 to $4,677,051 over the same period (see Financial Statements, Note 4), partly offset by an increase in advances from related party and accounts payable and other payables. Advances paid directly by related parties on behalf of the Company for operating expenses are reflected as operating activities, while cash proceeds received directly from related parties are classified as financing activities. A substantial portion of the Company’s liabilities consists of obligations to related parties that are unsecured, non-interest-bearing, and payable on demand, with no formal repayment terms.

Given the Company’s current financial condition, there can be no assurance that the Company will be able to continue operations absent additional capital. The Company may be required to significantly curtail or cease operations if financing is not obtained in the near term.

The income tax payable balance primarily relates to historical income tax liabilities and franchise tax expenses, and no current income tax was recognized due to our net operating loss position and full valuation allowance. During the six months ended July 31, 2026, and 2025, the Company recognized $0 and $23,172, respectively, in interest and penalties associated with historical income tax obligations relating to fiscal year 2022. In accordance with ASC 740-10-45-25, these interest and penalties associated with income tax obligations are classified as income tax expense in the Company’s statements of operations.

During the six months ended July 31, 2026, and 2025, the Company paid income taxes of $0 and $0, respectively, During the six months ended July 31, 2026, the Company also paid $1,382 in franchise taxes, which reduced the related historical tax payable balance.

Cash Flow Data

The following table summarizes our cash flows for the six months ended July 31, 2026, and 2025:

	Six Months Ended
	July 31
	2026	2025	Change
Cash provided by (used in) operating activities	$11,283	$(1,973)	$13,256
Cash provided by financing activity	$-	$2,500	$(2,500)
Net change in cash	$11,283	$527	$10,756

We have funded our activities primarily through advances from related-party shareholders. Those advances were historically discretionary and not subject to a written agreement. On May 18, 2026, we entered into a deferred payment agreement with a related party covering $2,411,000 of those obligations, as described above and in Note 4 to our financial statements. Advances outside that agreement remain discretionary, unsecured and payable on demand. We continue to rely on external funding and available cash balances to meet our working-capital needs. Management believes that additional capital will be required to support operations over the next twelve months.

We expect to continue to require additional capital to support operations,  and the resumption of product sales. Management is exploring potential sources of financing, including private placements of equity or debt securities and strategic partnerships. There is no assurance that additional funding will be available on acceptable terms. If we cannot secure sufficient financing, we may need to delay or scale back parts of our business plan.

We believe our current cash resources will not be sufficient to fund planned operations for the next twelve months without additional capital. The continuation of our business depends on our ability to raise funds and generate future revenue.

Cash Flows from Operating Activities

Net cash provided by operating activities was $11,283 for the six months ended July 31, 2026. This inflow does not represent cash generated by our operations; it arises because a related party paid operating expenses directly on our behalf. Net cash provided by operating activities consisted of a net loss of $231,661, offset by depreciation expense of $4,149, operating expenses of $147,599 paid directly by a related party on our behalf, and a net change in working capital of $92,578, less franchise taxes paid of $1,382.

For the six months ended July 31, 2025, net cash flows used in operating activities was $1,973, consisting of a net loss of $191,386, reduced by depreciation expense of $4,979, advances from related party for operating expenses of $104,415, income tax expenses payable of $22,372 and a net change in working capital of $57,647.

Cash Flows from Investing Activity

We had no investing activity during the six months ended July 31, 2026, and 2025.

Cash Flows from Financing Activities

During the six months ended July 31, 2026, and 2025, net cash provided by financing activities consisted of related party advances of $0 and $2,500, respectively.

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

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, as of July 31, 2026, we had a net loss of $231,661 and an accumulated deficit of $5,928,532, and a working capital deficiency of $2,251,229. Net cash provided by operating activities of $11,283 for the period arose solely from operating expenses paid directly by a related party on our behalf and does not represent cash generated by our operations. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these financial statements. Our ability to continue as a going concern depends upon our ability to obtain additional funding, restructuring related-party obligations, and implement a business plan that generates sustainable revenues. There can be no assurance that we will be successful in these efforts. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. Management’s plans to alleviate substantial doubt are dependent upon obtaining additional financing and therefore cannot be considered probable of being effectively implemented.

Off-Balance Sheet Arrangements

As of July 31, 2026, we did not have any off-balance sheet arrangements.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

While existing working capital and anticipated financing sources may provide limited support for our operations, our current cash resources are not sufficient to fund our operations over the next twelve months without additional financing. We will require additional capital to continue operations and execute our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all. If we are unable to obtain adequate funding, we may be required to delay, scale back, or discontinue certain or all of our operations. In addition to funding our operating expenses, we will require capital to fund initial purchases of product inventory before we can resume sales. We have no committed source of that capital, and the amount and timing of any resumption of sales will depend on the capital we are able to raise and on completing the sales agent and clinic arrangements described under “Overview” above.

Critical Accounting Policies and Estimates

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions, including, but not limited to tax expense valuation allowances, and the assessment of the Company’s ability to continue as a going concern. Our significant accounting policies are described in Note 3 to the financial statements. We consider the following policies and estimates to be critical because they involve significant judgments and assumptions and could materially affect our financial condition and results of operations. Critical estimates are those estimates that in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial statements. Management has determined that our most critical accounting estimates are those relating to the going concern assessment and to income taxes, including the valuation allowance recorded against our deferred tax assets.

Significant estimates and assumptions reflected in the financial statements for the quarter ended July 31, 2026, include, but are not limited to:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO), who serves as both our principal executive officer and our principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO, to allow timely decisions regarding required disclosure.

As of the end of the fiscal quarter ended July 31, 2026, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of July 31, 2026, due to a material weakness in our internal control over financial reporting, as described below.

Material Weakness in Internal Control Over Financial Reporting

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026 using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management concluded that our internal control over financial reporting was not effective as of that date due to the material weakness described below, which has not been remediated as of July 31, 2026:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. Management intends to engage external accounting consultants with SEC reporting experience, formalize closing and review procedures, and improve segregation of duties as financial resources permit. Due to our limited personnel and single-executive-officer management structure, as well as our limited financial resources, management’s ability to fully segregate accounting and financial reporting functions remains limited.

We intend to implement the remediation measures described above as funding permits and as we are able to retain appropriate personnel.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of our business. There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, and no such proceeding is known by the Company to be contemplated by a governmental authority. Management believes that no pending litigation matter to which it is a party is likely to have a material adverse effect on the Company’s financial condition or results of operations.

As previously disclosed in our Company’s Form 10-K for the fiscal year ended January 31, 2023, and in our Report on Form 8-K filed August 11, 2025, certain of our former officers are involved in civil and criminal proceedings in Taiwan relating to alleged unauthorized use of proprietary know-how and intellectual property. The Company is not a named party to these proceedings.

As of July 31, 2026, and through the date of this report, management is not aware of any developments that would cause the Company to conclude that these matters will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

The risk factors set forth below are restated in their entirety and supersede the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

RISKS RELATED TO OUR FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Substantial doubt exists regarding our ability to continue as a going concern.

We have not generated revenue during the six months ended July 31, 2026. As of July 31, 2026, we had cash of $13,367, total assets of $14,822, total liabilities of $4,677,051, an accumulated deficit of $5,928,532 and a stockholders’ deficit of $4,662,229. We have incurred recurring losses since inception and expect to continue incurring losses for the foreseeable future. Based on our current cash position and expected expenditure, we do not have sufficient liquidity to fund operations for the next twelve months without additional financing.

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

Our negative stockholders’ equity position may adversely affect investor confidence and impair our ability to obtain financing on favorable terms. Certain trading platforms and exchanges impose minimum stockholders’ equity requirements, minimum bid price requirements and independent director requirements, and we currently have no independent directors. We may need to effect a reverse stock split to satisfy minimum bid price requirements, which could adversely affect stockholder value. Our current financial condition may limit our ability to satisfy such requirements, thereby restricting our ability to uplist our common stock to OTCQB or a national securities exchange. Certain markets, including the OTCQB and the national securities exchanges, require minimum stockholders’ equity thresholds that we currently do not meet.

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

RISKS RELATED TO OUR BUSINESS AND STRATEGY

We are not currently conducting commercial operations, and our historical revenues are not indicative of future results.

We conducted commercial operations from our fiscal year ended January 31, 2018 through our fiscal year ended January 31, 2022 and have not generated revenue since that time. We do not manufacture any products ourselves, we did not incur research and development expenses in the period ended July 31, 2026 or the fiscal year ended January 31, 2026, we have not initiated clinical trials, and we have not obtained regulatory approvals. We are re-establishing our product offerings and sales channels, but we have not entered into any sales agent agreement or clinic supply arrangement, and we will require capital to fund initial product purchases before we can resume sales. Our historical revenues were generated under different market and regulatory conditions and are not indicative of the revenue, if any, that we may generate in the future.

Our business model is speculative and subject to significant execution risk.

•	Our future success depends on numerous factors, including:
•	Securing sufficient capital;
•	Recruiting qualified personnel;
•	Obtaining regulatory approvals;
•	Protecting intellectual property;
•	Re-establishing our supply arrangements and sales channels;
•	Entering into strategic partnerships;
•	Achieving market acceptance.

Each of these elements involves significant uncertainty. Failure in any of these areas could materially adversely affect our business.

We may change our business strategy.

Given our financial condition and the early stage of our re-entry into commercial operations, we may revise or modify our business strategy. Such changes may expose us to additional risks and uncertainties and may not result in successful operations.

We currently depend on a single supplier for all of our products, and we have no written supply agreement.

We currently purchase all of our products from one supplier located in Taiwan, which owns and controls the cell culture processes, growth media and formulations used to make them. Our arrangement with the supplier is oral, we have no exclusivity arrangement with the supplier, and we have no written agreement covering future orders, pricing, quantities, delivery or quality. The supplier has advised us that future supply will not be conditioned on repayment of the $2,411,000 balance deferred on May 18, 2026 and that future orders may be placed on an advance-deposit basis or on terms of approximately 30 to 90 days, but those statements are not contractually binding and may not be honored. If the supplier ceases to supply us, changes its terms, or does not complete requalification of its production process, we would have no current source of product and no ability to resume sales until we qualified another supplier. We are evaluating additional sources of supply, but we have not qualified any alternative supplier.

Our supplier is a related party, which creates conflicts of interest.

Our supplier is wholly owned by shareholders who collectively hold more than 20% of our outstanding common shares. Our supply arrangement is oral and was not negotiated at arm’s length, and we have not adopted a formal related-party transaction policy. The terms on which we obtain products, and the supplier’s willingness to continue supplying us and to forbear on the deferred $2,411,000 balance, are subject to the interests of persons who also control a significant portion of our equity. Although we are not obligated to purchase exclusively from the supplier and are evaluating additional sources of supply, we currently have no qualified alternative.

We have not entered into any sales agent or clinic supply agreements.

Both of the sales channels we are developing depend on agreements we have not yet made. We have not appointed any sales agent for any territory or channel, and we have not entered into any supply arrangement with any medical clinic. We may not succeed in entering into these agreements on acceptable terms or at all, and even if we do, the membership and clinic channels may not generate meaningful revenue.

We will need additional capital to purchase inventory before we can resume sales.

We had cash of $13,367 as of July 31, 2026. Resuming sales requires capital sufficient to fund initial product purchases, and our supplier may require advance deposits. We have no committed source of that capital. If we cannot obtain it, we will be unable to resume sales regardless of whether we complete the agent and clinic arrangements described above.

Our target markets are outside the United States and are subject to evolving regulation and geopolitical risk.

Our initial target markets are Taiwan, Mainland China and Southeast Asia. Regulations governing cell-derived products in those markets have been unsettled, and changes in those regulations, or in their interpretation or enforcement, may delay or prevent sales of our products. Our supplier and our products are located in and sourced from Taiwan, and we are exposed to currency fluctuations, trade restrictions, tariffs, and political and military tensions affecting Taiwan and the surrounding region, any of which could interrupt supply or eliminate our access to a target market.

We depend on a small number of personnel whose compensation is accrued and unpaid.

In addition to our executive officers, we have two employees: a Vice President, Legal and Operations and a bookkeeper. Compensation for both has been accrued and remains unpaid because of our cash position, and accrued payroll represents a substantial portion of our current liabilities. If either employee were to resign, we would lose the personnel who perform our corporate, accounting, SEC reporting and tax functions, and we may be unable to replace them or to pay a replacement.

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

Substantially all of our liabilities are obligations to related parties. As of July 31, 2026, we owed $1,185,582 of unsecured, non-interest-bearing advances payable on demand to a former officer who is also a major shareholder, and $2,411,000 to a vendor wholly owned by shareholders who collectively hold more than 20% of our outstanding common shares, collection of which that vendor has agreed to defer, interest-free, for twenty-four months from May 18, 2026. Neither related party is obligated to extend further credit to us or to forbear beyond the agreed deferral period, and we have no committed source of financing that would permit us to repay these amounts if repayment were demanded. In addition, a former officer who is among these creditors is involved in criminal proceedings in Taiwan that are unrelated to us and to which we are not a party. The specific risks arising from these relationships are described below. See also Note 4 to our financial statements included in Item 1 of this report.

We depend on advances from a former officer and major shareholder who is under no obligation to continue funding us.

We have historically funded our operating expenses through cash advances from, and direct payment of expenses by, a former Chief Executive Officer who is also a major shareholder. That party is under no obligation to continue providing funding, and any discontinuation would materially and adversely affect our ability to remain in operation. These advances are unsecured, non-interest-bearing and payable on demand. For the amounts outstanding and the related terms, see Note 4 to our financial statements included in Item 1 of this report.

Due to Related Party

In prior years, the Company sourced all of its inventory from a vendor wholly owned by shareholders who collectively hold more than 20% of the Company’s outstanding common shares as of July 31, 2026. As of January 31, 2026, amounts due to this related party totaled $2,411,000 and are disclosed in Accounts Payable – related party on the balance sheets. As of January 31, 2026, the Company did not have written agreements governing the repayment terms of related-party balance. These obligations are unsecured, non-interest-bearing, and payable on demand.

On May 18, 2026, the Company entered into a deferred payment agreement with this related party, both parties agreed to defer collection efforts for a period of twenty-four (24) months from May 18, 2026, interest-free and the related party will not demand immediate repayment of the outstanding balance of $2,411,000. No assurance can be provided that related parties will continue to provide financial support or refrain from demanding repayment.

The Company evaluated the modification of terms of new agreement under ASC 470-60, “Troubled Debt Restructuring -TDR”, and concluded that the debt modification constitutes a Troubled Debt Restructuring (TDR). A restructuring of debt qualifies as a TDR when both of the following conditions are present:

•	The Company (as debtor) is experiencing financial difficulty; and
•	The creditor, for economic or legal reasons related to the Company’s financial difficulties, grants a concession that it would not otherwise consider.

Both conditions are present. The Company has not generated any revenue and has financed its operations through advances from a related party, and the related party agreed to a twenty-four month, interest-free deferral of the $2,411,000 balance that it would not otherwise have granted. Because the total future cash payments specified by the new terms ($2,411,000) are not less than the carrying amount of the payable immediately before the restructuring ($2,411,000), no gain is recognized, the carrying amount of the payable is not adjusted, and the new effective interest rate is 0%. Accordingly, no interest expense is recognized over the deferral period and no debt discount is recorded. As of July 31, 2026, the Company reclassified the $2,411,000 balance from current liabilities to long-term liability. No portion of the balance is due within twelve months of July 31, 2026.

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

We currently have one director and one executive officer, and the same person does not serve in both roles. We have not adopted a formal related-party transaction policy. This structure may increase the risk of conflicts of interest and reduce oversight of management decisions.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, management concluded that our internal control over financial reporting was not effective as of January 31, 2026, due to insufficient segregation of duties and lack of personnel with appropriate U.S. GAAP and SEC reporting expertise. This material weakness has not been remediated as of July 31, 2026. If we fail to remediate this material weakness, we may be unable to prevent or detect material misstatements in our financial statements.

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

As of July 31, 2026, we had federal net operating loss (“NOL”) carryforwards of approximately $6.2 Million . Our ability to utilize these NOLs to offset future taxable income, if any, may be significantly limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), if we experience an “ownership change” as defined in Section 382.

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

Our common stock trades on the OTC Pink Limited marketplace, which generally has lower liquidity and greater volatility than national securities exchanges. Limited trading volume may result in substantial price fluctuations. The Company is not compliant with Rule 15c2-11 and intends to engage a market maker to file a Form 211 with FINRA on our behalf in September 2026. While we are not compliant, broker-dealers may not publish quotations, the stock may be limited to unsolicited trades or the Expert Market, and both liquidity and the ability to raise equity are impaired.

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

Given our lack of current revenue, minimal liquidity, significant liabilities, material weakness in internal controls, governance limitations, regulatory uncertainty, and dependence on future financing, an investment in our common stock is highly speculative and may result in the loss of your entire investment.

We may become subject to securities class action litigation or stockholder derivative actions, which could result in substantial costs and diversion of management attention.

Companies with limited operating histories, limited or suspended commercial operations, minimal revenues, recurring losses, or significant stock price volatility frequently become the target of securities class action litigation or stockholder derivative lawsuits. Given our suspended commercial operations, going-concern uncertainty, dependence on future financing, related-party transactions, material weakness in internal control over financial reporting, and limited trading liquidity, we may be particularly susceptible to such litigation.

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

In addition, we may become subject to stockholder derivative actions alleging breach of fiduciary duties by our officers or director, particularly given our governance structure, related-party transactions, and our suspended commercial operations. Such actions may seek monetary damages, corporate governance changes, or other equitable relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 31, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description
10.1*	Payment Deferral Agreement, dated May 18, 2026, by and between VitaSpring Biomedical Co., Ltd. and BioSpring Medical Co., Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certification
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in Exhibit 101 Inline XBRL Document Set.

___________

* Filed herewith, except Exhibit 32.1, which is furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITASPRING BIOMEDICAL CO., LTD.

Date: September 17, 2026	/s/ Jing-Zhou Chen
Jing-Zhou Chen
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 17, 2026	/s/ Shao-Hsiang Shih
Director

